Form 10-K
period 1997-12-31
ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP
filed 1998-03-31
CIK 1048447

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1997

                                       OR

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number: 0-14374


                 ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


                  Delaware                                52-1427553
--------------------------------------------------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


            10400 Fernwood Road
             Bethesda, Maryland                             20817
--------------------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code: 301-380-2070
           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes No.__. The Partnership became subject to Section 13 reporting November 10, 1997.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] (Not Applicable)

                       Documents Incorporated by Reference
                                      None







                                TABLE OF CONTENTS

                                                                        PAGE NO.

                                     PART I

Item 1.           Business.....................................................3

Item 2.           Property.....................................................8

Item 3.           Legal Proceedings............................................9

Item 4.           Submission of Matters to a Vote of Security Holders.........10


                                     PART II

Item 5.           Market For The Partnership's Limited Partnership Units
                  and Related Security Holder Matters.........................10

Item 6.           Selected Financial Data.....................................12

Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................13

Item 8.           Financial Statements and Supplementary Data.................16

Item 9.           Changes In and Disagreements With Accountants on Accounting
                  and Financial Disclosure....................................31


                                    PART III

Item 10.          Directors and Executive Officers............................31

Item 11.          Management Remuneration and Transactions....................32

Item 12.          Security Ownership of Certain Beneficial Owners
                         and Management.......................................33

Item 13.          Certain Relationships and Related Transactions..............33


                                                       PART IV

Item 14.          Exhibits, Supplemental Financial Statement Schedules
                  and Reports on Form 8-K.....................................36









                                     PART I


ITEM 1.   BUSINESS

FORWARD-LOOKING STATEMENTS

     Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership, believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Description and Organization of the Partnership

     Atlanta Marriott Marquis Limited Partnership ("AMMLP"), a Delaware limited partnership, was formed on May 28, 1985 (the "Closing Date") (i) to acquire an 80% general partnership interest in the Ivy Street Hotel Limited Partnership
("Ivy"), a partnership between John C. Portman, Jr. ("Portman") and Host Marriott Corporation ("Host Marriott") that was formed to develop, own and operate the 1,671 room Atlanta Marriott Marquis Hotel (the "Hotel"), and (ii) purchase from Ivy the parcel of land (the "Land") on which the Hotel is located. The sole general partner of the AMMLP, with a 1% interest, was Marriott Marquis Corporation, a wholly-owned subsidiary of Host Marriott.

     On the Closing Date, 530 Class A limited partnership interests of $100,000 per Unit were sold in a private placement. The General Partner made a capital contribution of $536,000 on May 28, 1985 for its 1% general partnership interest. In addition, the General Partner acquired a Class B limited partnership interest without making any additional capital contribution.

     AMMLP purchased its 80% general partnership interest in Ivy from Host Marriott for a total price of $28.8 million. AMMLP also acquired the Land from Ivy for $10 million in a separate transaction. AMMLP subsequently leased the Land to Ivy under a 99-year lease with rentals based primarily on Hotel sales.

     On July 9, 1997, Atlanta Marriott Marquis II Limited Partnership (the "Partnership") was formed in anticipation of the merger discussed below. The general partner of the Partnership is Marriott Marquis Corporation (the "General Partner"). Prior to December 31, 1997, the Partnership did not engage in any active business and was organized solely to succeed AMMLP's interest in Ivy. The Partnership, and AMMLP before it, is the managing general partner of Ivy.

     On December 31, 1997, AMMLP merged with and into the Partnership pursuant to an agreement and plan of merger (the "Merger"). The requisite number of AMMLP limited partners approved the Merger in accordance with the applicable provisions of the partnership agreement and the Delaware Revised Uniform Limited Partnership Act.

     In conjunction with the Merger and the refinancing of the mortgage debt, the following transactions occurred:

     AMMLP was merged with and into the Partnership. With the Merger, the separate existence of AMMLP ceased and AMMLP limited partnership units ("Units") were converted on a one-for-one basis into Class A limited partnership new units ("New Units"). AMMLP limited partners who held fractional interests in Units received the same interest in the New Units.

     On December 31, 1997, the General Partner made an initial capital contribution of $6 million to the Partnership. On January 30, 1998 the General Partner contributed an additional $69 million. In return for such additional capital contributions, the General Partner received a new Class B limited partnership interest in the Partnership entitling the General Partner to a 13.5% cumulative, compounding annual preferred return and priority return of such capital. The General Partner also surrendered its then existing Class B interest on distributions.

     The Partnership Class A limited partners will receive an annual return of 5% on their initial investment in AMMLP, ratably with a 5% return to the General Partner on its initial investment in AMMLP, after payment of the preferred return on the Class B interest. To the extent unpaid in any year, such return will accumulate and compound and be payable from sale or refinancing proceeds.

     The General Partner caused the Partnership to contribute the Land to a subsidiary of Ivy, in return for a credit to the Partnership's capital account of $26.5 million (represented by a Class C limited partnership interest in Ivy) and a 10% cumulative, compounding annual preferred return and a priority return. The General Partner also caused the Partnership to reinvest the capital contributions received from the General Partner in Ivy (represented by a Class B partnership interest in Ivy) for a 13.5% cumulative, compounding annual preferred return and priority return of such capital.

     To facilitate the refinancing of Ivy's mortgage debt, the Hotel and the Land were conveyed to a special purpose, bankruptcy remote entity, HMA Realty Limited Partnership ("HMA"). The sole general partner of HMA, with a 1% interest, is HMA-GP, Inc., a wholly-owned subsidiary of Ivy. The sole limited partner, with a 99% interest, is Ivy. Accordingly, the new mortgage debt agreements were entered into by HMA.

     HMA obtained new 12-year first mortgage financing of $164 million (the "New Mortgage Debt") which, together with $35 million from the additional $69 million capital contributed by the General Partner, were used to pay the maturing Mortgage Debt on the New Maturity Date. The New Mortgage Debt is nonrecourse to HMA, bears interest at a fixed rate of 7.4% and will require monthly payments of principal and interest calculated to fully amortize the loan over 25 years resulting in annual debt service of $14.1 million for 1998 and $14.4 million annually until the end of the 12-year term.

     Host Marriott waived its existing right to priority repayment of the $20.1 million in prior non-interest bearing Interest Guarantee advances to Ivy and restructured such advances as a loan with a 15 year term (interest only for the first five years) bearing interest at a rate of 9% per annum (the "Term Loan"). Payments are due monthly in arrears from cash available after payment of debt service on the New Mortgage Debt. Upon a sale of the Hotel, the Term Loan will accelerate and become due and payable.

     The outstanding amount of the Interest Guarantee of $10.4 million and related interest was repaid to Host Marriott.

     The  $30  million  Principal   Guarantee  provided  by  Host  Marriott  was
eliminated.

     The Partnership distributed funds to Class A limited partners of approximately $5,000 per New Unit. This distribution represented the excess of the Partnership's reserve after payment of a majority of the transaction costs related to the Mortgage Debt refinancing.

     As part of the refinancing, HMA was required to establish certain reserves which are held by an agent of the lender including:

     $3.6 million debt service reserve--This reserve is equal to three months of debt service.

     $10.1 million deferred maintenance and capital expenditure reserve--This reserve will be expended for capital expenditures for repairs to the facade of the Hotel as well as various renewals and replacements and site improvements.

     $7.5 million rooms refurbishment reserve--This reserve will be expended to refurbish the remaining 711 rooms and 16 suites at the Hotel which have not already been refurbished.

     $1.3 million tax and insurance reserve--This reserve will be used to pay real estate tax and insurance premiums for the Hotel.

     In addition, HMA advanced an additional $2,639,000 to the Manager for working capital needs and used the remaining cash to pay transaction costs associated with the refinancing.

     AMMLP's partnership agreement was amended (the "AMMLP-II Partnership Agreement") as a result of the Merger to incorporate the following revisions:
(i) a revised provision regarding a sale of the Hotel to permit the Partnership to sell the Hotel to an unaffiliated third party without the consent of the limited partners; (ii) a revised provision limiting the voting rights of the General Partner and its affiliates to permit the General Partner and its affiliates to have full voting rights with respect to all New Units currently held by or acquired by the General Partner and its affiliates; (iii) extinguishment of the original Class B limited partner interest held by the General Partner and replacement of it with a new Class B interest which is entitled to a 13.5% cumulative, compounded annual return; (iv) addition of a mechanism that allows the Class B limited partner to contribute up to an additional $20 million should the Hotel require additional funding (such contribution would also be entitled to the 13.5% return discussed above); (v) a revised right of removal of the General Partner clause so that an affirmative vote of 66 2/3% would be needed to effect a removal of the General Partner and;
(vi) revisions to the provisions for allocations and distributions (see Item 8 "Financial Statements and Supplementary Data" below). As a result of the approval of the Merger, the AMMLP-II Partnership Agreement became effective December 31, 1997.

     The Hotel is operated as part of the Marriott International, Inc. ("MII") full-service hotel system and is managed by MII (the "Manager") under a long-term management agreement. The Hotel has the right to use the Marriott name pursuant to the management agreement and, if this management agreement is terminated, the Partnership will lose the right for all purposes. To facilitate the refinancing effective January 3, 1998, a new management agreement was entered into by HMA and the Manager. The new management agreement expires July 1, 2010 and is renewable at the Manager's option for five additional 10-year terms. Pursuant to the new management agreement no incentive management fees are payable to the Manager with respect to the first $29.7 million of operating profit (the "Owner's Priority"). Thereafter, the Manager will receive 20% of the profit in excess of the Owner's Priority. See Item 13, "Certain Relationships and Related Transactions."

     The Partnership is and AMMLP before it was engaged solely in the business of owning an interest in the Hotel and the underlying Land and, therefore, is engaged in one industry segment. The principal offices of the Partnership are and AMMLP before were located at 10400 Fernwood Road, Bethesda, Maryland 20817.

     The Hotel is among the premier hotels in its market and caters primarily to the group/convention and association business segment. The Partnership has no plans to acquire any new properties or sell its existing interest in the Hotel. See "Competition" below and Item 2, "Property."

     Historically,  AMMLP's  financing  needs  have  been  funded  through  loan
agreements  with  independent   financial   institutions.   See  "Mortgage  Debt
Financing" below.

Material Contracts

Hotel Management Agreement

     Ivy originally entered into a long-term hotel management agreement (the "Management Agreement") with the Manager to manage the Hotel as part of the MII full-service hotel system. The Management Agreement had an initial term expiring in 2010. Ivy or the Manager had the option to renew the Management Agreement for five additional 10-year terms. The Manager was entitled to compensation for its services in the form of a base management fee equal to 3% of gross sales. In addition, the Manager was entitled to an incentive management fee equal to 50% of assumed net cash flow of the Hotel, as defined.

     To facilitate the refinancing effective January 3, 1998, a new management agreement (the "New Management Agreement") was entered into by HMA and the Manager. The New Management Agreement expires July 1, 2010 and is renewable at the Manager's option for five additional 10-year terms. Pursuant to the terms of the New Management Agreement, no incentive management fees are payable to the Manager with respect to the first $29.7 million of operating profit (the "Owner's Priority"). Thereafter, the Manager will receive 20% of the profit in excess of such Owner's Priority. The amount of the Owner's Priority will not be reduced but may be increased to take into account additional capital contributions by the General Partner or its affiliates. As part of the New Management Agreement, all accrued incentive management fees amounting to $4.5 million were waived by the Manager and the Partnership's accrued liability was written off to income in 1998. The New Management Agreement continues to provide that the Manager be paid a base management fee equal to 3% of gross sales.

     For additional information, see Item 13, "Certain Relationships and Related Transactions."

Competition

     Downtown Atlanta has a unique market condition in that transient demand parallels group demand. A large percentage of business transient is actually convention attendees making reservations outside group blocks. As a result of this, Atlanta has not experienced the demand increases associated with the lodging industry overall. Rooms supply growth in the luxury and upscale segments has been and is forecasted to be limited. While there has been significant growth in the budget and mid-priced hotel segment in the Atlanta suburbs, these additions are not expected to have a significant impact on the Hotel's revenues as these hotels target a significantly different market segment. In 1997, the Atlanta properties generally reported decreased results due to higher activity in 1996 related to the Summer Olympics and the impact of the additional supply added to the suburban areas.

     The inclusion of the Hotel within the nationwide MII full-service hotel system provides advantages of name recognition, centralized reservations and advertising, system-wide marketing and promotion, centralized purchasing and training and support services. Additional competitive information is set forth in Item 2, "Property," with respect to the Hotel.

Conflicts of Interest

     Because Host Marriott and its affiliates own and/or operate hotels other than the Hotel owned by the Partnership, potential conflicts of interest exist. With respect to these potential conflicts of interest, Host Marriott and its affiliates retain a free right to compete with the Hotel, including the right to develop or acquire competing hotels now and in the future, in addition to those existing hotels which may compete directly or indirectly.

     Under Delaware law, the General Partner has unlimited liability for obligations of the Partnership, unless those obligations are, by contract, without recourse to the partners thereof. Since the General Partner is entitled to manage and control the business and operations of the Partnership, and because certain actions taken by the General Partner or the Partnership could expose the General Partner or its parent, Host Marriott, to liability that is not shared by the limited partners (for example, tort liability or environmental liability), this control could lead to a conflict of interest.

Policies with Respect to Conflicts of Interest

     It is the policy of the General Partner that the Partnership's relationship with the General Partner, any of its affiliates or persons employed by the General Partner are conducted on terms which are fair to the Partnership and which are commercially reasonable. Agreements and relationships involving the General Partner or its affiliates and the Partnership are on terms consistent with the terms on which the General Partner or its affiliates have dealt with unrelated partners.

     The Partnership Agreement and the AMMLP-II Partnership Agreement provide that agreements, contracts or arrangements between the Partnership and the General Partner or any of its affiliates, other than arrangements for rendering legal, tax, accounting, financial, engineering, and procurement services to the Partnership by the General Partner or its affiliates, will be on commercially reasonable terms and will be subject to the following conditions:

     (a) the General Partner or any affiliate must be actively engaged in the business of rendering such services or selling or leasing such goods, independently of its dealings with the Partnership and as an ordinary ongoing business or must enter into and engage in such business with Marriott system hotels or hotel owners generally and not exclusively with the Partnership;

     (b) any such agreement, contract or arrangement must be fair to the Partnership, and reflect commercially reasonable terms and shall be embodied in a written contract which precisely describes the subject matter thereof and all compensation to be paid therefor;

     (c) no rebates or give-ups may be received by the General Partner or any affiliate, nor may the General Partner or any affiliate participate in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement;

     (d) no such agreement, contract or arrangement as to which the limited partners had previously given approval may be amended in such manner as to increase the fees or other compensation payable to the General Partner or any affiliate or to decrease the responsibilities or duties of the General Partner or any affiliate in the absence of the consent of the limited partners holding a majority of the New Units (excluding those New Units held by the General Partner or certain of its affiliates); and

     (e) any such agreement, contract or arrangement which relates to or secures any funds advanced or loaned to the Partnership by the General Partner or any affiliate must reflect commercially reasonable terms.

Employees

     Neither the General Partner nor the Partnership has any employees. Host Marriott provides the services of certain employees (including the General Partner's executive officers) of Host Marriott to the Partnership and the General Partner. The Partnership and the General Partner anticipate that each of the executive officers of the General Partner will generally devote a sufficient portion of his or her time to the business of the Partnership. However, each of such executive officers also will devote a significant portion of his or her time to the business of Host Marriott and its other affiliates. No officer or director of the General Partner or employee of Host Marriott devotes a significant percentage of time to Partnership matters. To the extent that any officer, director or employee does devote time to the Partnership, the General Partner or Host Marriott, as applicable, is entitled to reimbursement for the cost of providing such services. See Item 11, "Management Remuneration and Transactions," for information regarding payments made to Host Marriott or its subsidiaries for the cost of providing administrative services to the Partnership. The Hotel is staffed by employees of the Manager.

ITEM 2.   PROPERTY

The Hotel

Location

     The Atlanta Marriott Marquis is a full-service Marriott hotel. It is located on approximately 3.6 acres of land in the heart of downtown Atlanta. The Hotel is in the Peachtree Center area of Atlanta's central business district and occupies most of the block that is bordered by Baker Street to the north, Courtland Street to the east, Harris Street to the south, and Peachtree Center Avenue to the west. The Hotel is located within walking distance of Atlanta's convention facilities, as well as restaurants, lounges, a gift shop and several retail shops.

Description

     The Hotel opened on July 1, 1985. The 1,671 room Hotel includes 72 suites and contains over 122,000 square feet of meeting and exhibition space and five restaurants and lounges. Recreational facilities include a complimentary health club, an indoor/outdoor swimming pool, hydro-therapy pool, sundeck, steam room and sauna, a rub-down area and a game room. The Hotel features a spectacular 50-story atrium that soars to an enormous rooftop skylight.

Capital Improvements

     In 1997, the Hotel completed a $7.0 million refurbishment of approximately half its guest rooms which included the replacement of the carpeting, bedspreads, upholstery, drapes and other similar items ("Softgoods") and also the dressers, chairs, beds and other furniture ("Casegoods"). The refurbishment of the remaining 711 rooms and 16 suites will begin in mid-1998. This portion of the refurbishment will be funded from a reserve which was established by the Partnership with the lender on the New Maturity Date. Also in 1997 the facade repair project was started, which entails a repair of the entire facade of the building. The project is expected to cost $9.0 million and will be funded by the Partnership from a reserve which was also established with the lender on the New Maturity Date. The project is expected to be completed by mid-1999.

Competition

     The primary competition for the Hotel comes from the following four first-class hotels in downtown Atlanta: (i) the 1,278 room Hyatt Regency Atlanta Hotel, (ii) the 1,222 room Atlanta Hilton & Towers Hotel, (iii) the 1,068 room Westin Peachtree Plaza Hotel and (iv) the 747 room Radisson Hotel Atlanta.

     These four competitors contain an aggregate of approximately 4,315 rooms and approximately 332,000 square feet of meeting space. Hotel management has formed an alliance with the Westin, Hyatt and Hilton (the "Atlanta Alliance"). The Atlanta Alliance is a formal arrangement among the four hotels to present a meeting alternative to customers' groups that are too large for a single hotel but too small for the Georgia World Congress Center, Atlanta's convention center.

     In addition, other hotels in the Atlanta area compete with the Hotel; however, these differ from the Atlanta Marquis Hotel in terms of size, room rates, facilities, amenities and services offered, market orientation and/or location. As a major convention facility, the Hotel also competes with similar facilities throughout the country.

     No new full-service hotels opened in the Atlanta market in 1997 and none are expected to open in 1998. However, during 1997, 38 new limited service hotels opened thus adding 3,422 new rooms to the market and approximately 13 more properties containing a total of 1,498 rooms are expected to open in 1998 in the Atlanta suburbs. These additions are not expected to have a significant impact on the Hotel's revenues as these hotels target a significantly different market segment. In 1997, the Atlanta properties generally reported decreased results due to higher activity in 1996 related to the Summer Olympics and the impact of additional supply added to the suburban areas. In 1988, construction began on a 320 room Doubletree Guest Suites hotel which is expected to open in mid-1999.

ITEM 3.   LEGAL PROCEEDINGS

     The Partnership and the Partnership Hotel are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial conditions or results of operations of the Partnership.

     Certain of the Partnership's limited partners have filed two lawsuits in connection with the merger. On December 12, 1997, an action entitled Hiram and Ruth Sturm v. Marriott Marquis Corporation, Bruce F. Stemerman, Robert E. Parsons and Christopher G. Townsend and Atlanta Marriott Marquis Limited Partnership, (Case No. 97-CV-3706), was filed as a purported class action with the United States District Court for the Northern District of Georgia. The defendants are the General Partner, Host Marriott and the directors of the General Partner. The plaintiffs have brought direct and derivative claims alleging: (i) violations of the Exchange Act and rules and regulations promulgated thereunder; (ii) violations of the Securities Act of 1933 and rules and regulations promulgated thereunder; (iii) breach of fiduciary duties; and
(iv) breach of the AMMLP partnership agreement. The plaintiffs are seeking, inter alia, equitable relief, compensatory damages, punitive damages and costs.

     On January 5, 1998 an action entitled Howard H. Poorvu v. Marriott Marquis Corporation, Bruce F. Stemerman, Robert E. Parsons, Jr. and Christopher G. Townsend and Atlanta Marriott Marquis Limited Partnership and Atlanta Marriott Marquis II Limited Partnership, (Civil Action No. 16095-NC), was filed as a purported class action with the Court of Chancery of the State of Delaware in and for New Castle County. The plaintiffs brought direct and derivative claims alleging: (i) breach of fiduciary duty; (ii) breach of the AMMLP partnership agreement; and (iii) breach of an implied covenant of good faith and fair dealing. The plaintiff is seeking, inter alia, equitable relief, compensatory damages, costs and the appointment of a receiver to assume control of the Partnership.

     The defendants believe that the allegations asserted in the lawsuits are without merit and intend to vigorously defend against such claims.


ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 10, 1997, the General Partner initiated a Consent Solicitation Statement/Prospectus (the "Consent Solicitation") asking the Class A limited partners of AMMLP to approve the Merger of AMMLP with and into the Partnership. The Merger was part of a series of transactions intended to facilitate a refinancing of the approximately $199 million Mortgage Debt encumbering the Hotel. See Item 1, "Description of the Partnership" above.

     A majority of the limited partner units voted in favor of the Merger.


                                     PART II


ITEM 5.   MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS
                   AND RELATED SECURITY HOLDER MATTERS

     Transfers of New Units are limited to the first day of a fiscal quarter, and are subject to approval by the General Partner and certain other restrictions. As of December 31, 1997, there were 755 holders of record of the 530 New Units.

     In accordance with Sections 4.06 and 4.09 of the Partnership Agreement, cash available for distribution was distributed to the partners as follows:

     (i) beginning in 1991, and continuing until the Class A limited partners and the General Partner have received cumulative distributions of sale proceeds, refinancing proceeds or proceeds from the sale of the Land other than in connection with the sale of the Hotel equal to their capital contributions, 1% to the General Partner, 80% to the Class A limited partners and 19% to the Class B limited partner; provided, however, that if the distributions made pursuant to this clause (ii) are not sufficient in any Fiscal Year to provide the General Partner and the Class A limited partners with an amount of cash available for distribution equal to an annual noncumulative 10% return on their capital contribution, the distribution to the Class B limited partner shall be reduced to the extent necessary to provide the General Partner and the Class A limited partners with such an amount; and

     (ii) thereafter, 1% to the General Partner, 65% to the Class A limited partners and 34% to the Class B limited partner.

     Cash available for distribution meant, with respect to any fiscal period, the revenues of the Partnership from all sources during such fiscal period less
(i) all cash expenditures of the Partnership during such fiscal period, including, without limitation, debt service, and any investor services fees, and
(ii) such reserves as may be determined by the General Partner, in its sole discretion, to be necessary to provide for the foreseeable needs of the Partnership, but shall not include sale proceeds, refinancing proceeds or the sale of the Land other than in connection with the sale of the Hotel.

     Since inception, AMMLP and the Partnership distributed a total of $18,777,286 from operations (consisting primarily of ground rent paid by Ivy to the Partnership) as follows: $161,414 to the General Partner and $18,615,872 to the Class A limited partners ($35,124 per limited partner New Unit). This amount includes the February 1998 distribution discussed below. In addition, as a result of the guarantees furnished by Host Marriott (formerly Marriott Corporation) in connection with the 1990 refinancing, income tax regulations issued since the formation of the AMMLP require certain tax deductions previously allocable to the limited partners to be allocated instead to the General Partner. AMMLP has distributed a total of $4,570,720 ($8,624 per limited partner Unit) including a May 1997 distribution of $150,520 ($284 per limited partner Unit) from funds contributed by the General Partner. These contributions were intended to compensate the limited partners for lost value as a result of this reallocation of tax losses.

     On February 9, 1998, the Partnership made a cash distribution to the Class A limited partners of $2,648,562 ($5,000 per New Unit). This distribution represents the excess of the General Partner reserve after payment of a majority of the transaction costs related to the Mortgage Debt refinancing. This was a one-time distribution and future distributions, if any, are expected to be funded by operations.

     On October 31, 1995, AMMLP made an interim distribution solely from ground rent paid to the Partnership of $1,664,950 as follows: $16,650 to the General Partner and $1,648,300 to the limited partners ($3,110 per Unit). On April 15, 1996, AMMLP made a final distribution solely from 1995 ground rent paid to AMMLP of $814,810 as follows: $8,150 to the General Partner and $806,660 to the limited partners ($1,522 per Unit).

     On December 31, 1997, AMMLP's partnership agreement was amended (the "AMMLP-II Partnership Agreement") as a result of the Merger. In accordance with
Section 4.02 of the AMMLP-II Partnership Agreement, cash available for distribution will be distributed for each fiscal year, not less than annually, to the partners as follows:

     (i) to the General Partner, until the General Partner has received a 13.5% cumulative compounded annual return on its Class B invested capital,

     (ii) to the Class A limited partners, until the Class A limited partners have received an annual return of 5%, on their initial invested capital in AMMLP ratably with a 5% return to the General Partner on its initial investment in AMMLP, and

     (iii)   thereafter,   in  proportion  to  total  invested  capital  through
completion of the Restructuring Transactions or approximately 41% to limited partners and 59% to the General Partner.

     Sale proceeds or refinancing proceeds shall be distributed as soon as practicable following their receipt by the Partnership in such amounts as the General Partner shall determine. Capital proceeds shall be distributed as follows:

     (i) to the General Partner, until the General Partner has received a 13.5% cumulative compounded annual return on its Class B invested capital,

     (ii) to the Class A limited partners, until the Class A limited partners have received an annual return of 5%, on their initial invested capital in AMMLP ratably with a 5% return to the General Partner on its initial investment in AMMLP,

     (iii) to the General Partner, until its Class B invested capital of up to $75 million has been fully returned, taking into account all distributions to such Partners following the effective date of the Restructuring Transactions (other than the approximately $5,000 per New Unit distributed as part of the Restructuring Transactions),

     (iv) to the General Partner and Class A limited partners until they have received a cumulative, compounded return on their original invested capital of 5% per annum from the effective date of the Restructuring Transactions),

     (v) to the General Partner and Class A limited partners, until such partners' original invested capital of $536,000 and $53,000,000, respectively, has been fully returned, and

     (vi) thereafter, in proportion to total invested capital through completion of the Restructuring Transactions or approximately 41% to limited partners and 59% to the General Partner.

     Pursuant to the terms of the AMMLP-II Partnership Agreement, the definition of cash available for distribution remains consistent with the Partnership Agreement definition. The Partnership expects to make future cash distributions no less than annually.

     No distributions of sale proceeds, refinancing proceeds or proceeds from the sale of the Land have been made since inception.


ITEM 6.   SELECTED FINANCIAL DATA

     The  following  selected  financial  data  presents  historical   operating
information for AMMLP and the Partnership for each of the five years ended December 31, 1997 (in thousands, except per Unit amounts):


                                              1997           1996           1995           1994           1993
                                           -----------    -----------    -----------    ----------     -------
Hotel revenues*............................$    36,471    $    38,654    $    34,831    $   32,201     $   29,563
                                           ===========    ===========    ===========    ==========     ==========

Net (loss) income..........................$      (569)   $     2,543    $      (413)   $   (3,073)    $   (5,935)
                                           ===========    ===========    ===========    ==========     ==========

Net (loss) income per limited partner
   Unit (530 Units)........................$    (1,062)   $     4,751    $      (772)   $   (5,740)    $  (11,087)
                                           ===========    ===========    ===========    ==========     ==========

Total assets...............................$   194,376    $   181,508    $   175,963    $  179,821     $  186,138
                                           ===========    ===========    ===========    ==========     ==========

Total liabilities..........................$   246,484    $   239,047    $   235,226    $  236,324     $  237,679
                                           ===========    ===========    ===========    ==========     ==========

Cash distributions per limited partner
   Unit (530 Units)........................$     5,000    $        --    $     4,632    $    3,353     $    3,235
                                           ===========    ===========    ===========    ==========     ==========

Payment due to Reallocation of Tax
   Losses (530 Units) .....................$        --    $       284    $        --    $       --     $      844
                                           ===========    ===========    ===========    ==========     ==========


     * Hotel revenues represent house profit of the Hotel since substantially all of the operating decisions related to the generation of house profit of the Hotel rest with the Manager. House profit reflects Hotel operating results and represents gross Hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, property taxes, equipment rent and certain other costs, which are disclosed separately in the consolidated statement of operations.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY

     AMMLP's financing needs have been historically funded through loan agreements with independent financial institutions. As a result of the successful refinancing of the Partnership's Mortgage Debt, the General Partner believes that the Partnership will have sufficient capital resources and liquidity to conduct its operations in the ordinary course of business.

The Merger

     On December 31, 1997 limited partners holding a majority of the limited partner Units in AMMLP consented to the Merger of AMMLP with and into the Partnership. The Merger was part of a series of transactions. See Item 1, "Business" for discussion of the Merger.

Mortgage Debt

     On February 2, 1998, the mortgage debt was successfully refinanced with a third party lender. The Partnership's debt now consists of a $164 million mortgage loan which bears interest at a fixed rate of 7.4% for a 12-year term. The mortgage loan requires payments of principal and interest based upon a 25-year amortization schedule. See Item 1, "Business" for discussion of the refinancing.

Principal Sources and Uses of Cash

     AMMLP's and the Partnership's principal source of cash is cash from Hotel operations. Its principal uses of cash are to pay debt service on AMMLP's and the Partnership's mortgage debt, to make guarantee repayments, to fund the property improvement fund and to make distributions to the partners. Additionally, in 1997 the Partnership received cash by drawing upon the Interest Guarantee and through an equity infusion by the General Partner. Additionally, in 1997 the Partnership utilized cash to pay financing costs incurred in connection with the refinancing of the Partnership's mortgage debt.

     Total cash provided from operations was $21.6 million, $9.9 million and $10.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Partnership did not pay the interest payment of the Mortgage Debt which was due on January 10, 1998 until January 9, 1998. In both 1996 and 1995, the majority of the January interest payment was paid in December of the preceding year. This difference in the timing of the interest payments accounts for the difference in the total cash provided from operations.

     Cash used in investing activities was $4.4 million, $4.5 million and $3.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. Contributions to the property improvement fund for the years ended December 31, 1997, 1996, and 1995, were $3.9 million, $4.1 million, and $3.3 million, respectively. Property and equipment additions increased in 1997 due to increased expenditures at the Hotel associated with the first half of the rooms refurbishment completed in 1997.

     Cash used in financing activities was $1.3 million, $1.0 million and $5.8 million for the years ended December 31, 1997, 1996 and 1995, respectively. In 1997, the Partnership drew $10.4 million pursuant to the Interest Guarantee and received $6 million of the $75 million total equity infusion from the General Partner. The Partnership paid $10.9 million, $20.4 million and $20.4 million of interest on the mortgage debt for the years ended December 31, 1997, 1996 and 1995, respectively. On the Maturity Date, the Partnership was required to pay $17.6 million representing the Deferred Interest on the Mortgage Debt. No guarantee repayments to Host Marriott were made in 1997 and 1996. The Partnership made a guarantee repayment of $3.5 million in 1995. No distributions to partners were made in 1997 as all cash flow was being reserved in anticipation of the Mortgage Debt maturity. Distributions to partners were $819,000 in 1996 and $2.3 million in 1995. Subsequent to year end, the Partnership made a cash distribution to the Class A limited partners of $2,648,562 ($5,000 per New Unit).

     AMMLP and the Partnership are required to maintain the Hotel in good repair and condition. Pursuant to the Management Agreement and the New Management Agreement, AMMLP and the Partnership are required to make annual contributions to a property improvement fund to provide for the replacement of furniture, fixtures and equipment. Annual contributions to the fund equaled 4% of gross Hotel sales through June 1995 and are 5% thereafter. Per terms of the New Management Agreement, contributions to the property improvement fund will remain at 5%.

     The General Partner believes that cash from Hotel operations and the reserves established in conjunction with the refinancing will continue to meet the short and long-term operational needs of the Partnership. In addition, the General Partner believes the property improvement fund and the capital reserves established in conjunction with the refinancing will be adequate for the future capital repairs and replacement needs of the Hotel.

RESULTS OF OPERATIONS

     Hotel revenues represent house profit of the Hotel since substantially all of the operating decisions related to the generation of house profit of the Hotel rest with the Manager. House profit reflects Hotel operating results and represents gross Hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, property taxes, equipment rent and certain other costs, which are disclosed separately in the consolidated statement of operations.

1997 Compared to 1996:

     Partnership revenues for 1997 decreased 6% to $36.5 million from $38.7 million in 1996. The decrease in revenues is primarily due to a 2% decrease in REVPAR or revenue per available room. REVPAR decreased due to a 3% decrease in average room rate to approximately $127 partially offset by a 1.2 percentage point increase in average occupancy to the low-70's. These results are primarily due to the impact of the 1996 summer Olympic Games. In 1996, the Hotel was able to drive up the average room rate throughout the year as room rates throughout the Atlanta market were high. Occupancy levels, however, were more directly tied to the timing of the Olympic Games. While occupancy levels were high during the course of the Olympic Games, there was a significant decline in demand in the months immediately prior to and subsequent to the Olympic Games.

     No new full-service hotels opened in the Atlanta market in 1997 and none are expected to open in 1998. However, during 1997, 38 new limited service hotels opened thus adding 3,422 new rooms and 13 more properties containing a total of 1,498 rooms are expected to open in 1998 in the Atlanta suburbs. These additions did not have and are not expected to have a significant impact on the Hotel's revenues as these hotels target a significantly different market segment. Construction has been started on a 320-room Doubletree guest suite hotel which is expected to open in mid-1999. The number of city-wide conventions is expected to be down only slightly, however, roomnights associated with these conventions are expected to be down by 80,000. The Hotel's strategy to mitigate the impact of this will be to continue to focus on customer service, to work closely with the Atlanta Convention and Visitors Bureau to generate short term business for 1998 and to put into effect the marketing plan developed with the other Atlanta Marriott products targeting leisure weekend and summer customers.

     Interest Expense: In 1997, interest expense increased $2.9 million to $25.4 million primarily due to a 2.0 percentage point increase in the interest rate charged on the mortgage debt for the period from the Maturity Date through the New Maturity Date coupled with financing costs of $900,000 incurred in connection with the extension of the maturity date of the Mortgage Debt.

     Incentive Management Fees. In 1997, $1.2 million of incentive management fees were earned as compared to $2.0 million earned in 1996. The decrease in incentive management fees earned was the result of decreased Hotel operating results.

     Net Income (Loss). In 1997, the Partnership had a net loss of $569,000, a decrease of $3.0 million over 1996's net income of $2.5 million. This decrease was primarily due to lower Hotel revenues and an increase in the Partnership's interest expense, partially offset by a decrease in incentive management fees.

1996 Compared to 1995:

     Partnership revenues for 1996 increased 11% to $38.7 million from $34.8 million in 1995. The increase in revenues is the result of a 9% increase in REVPAR. REVPAR increased due to a 14% increase in average room rate to approximately $130 partially offset by a 3.7 percentage point decrease in average occupancy to the high-60's. These changes in average room rate and average occupancy are primarily due to the impact on the city of the 17-day Centennial Olympic Games. The increase in average room rate was due to an increase in room rates throughout the Atlanta market. The decline in average occupancy was due to a decline in city-wide demand for the months prior to and immediately after the Olympics. During the Olympic Games, the Hotel hosted the "Olympic Family" which was comprised of the International Olympic Committee, the Atlanta Committee for the Olympic Games and federations from each of the participating countries.

     Depreciation. Depreciation decreased $1.1 million, or 16%, in 1996 when compared to 1995 due to a portion of the Hotel's furniture and equipment becoming fully depreciated in 1995.

     Incentive Management Fees. In 1996, $2.0 million of incentive management fees were earned as compared to $1.0 million earned in 1995. The increase in incentive management fees earned was the result of improved Hotel operating results resulting in certain cash flow priorities having been met.

     Equipment Rent and Other: Equipment rent and other increased $460,000 due to the inclusion of a property tax credit in 1995 results which did not occur in 1996.

     Net Income (Loss). In 1996, the Partnership had a net income of $2.5 million, an increase of $2.9 million over 1995's net loss of $400,000. This increase was primarily due to higher Hotel revenues.

Inflation

     The rate of inflation has been relatively low and accordingly, has not had a significant impact on the Partnership's operating results. However, the Hotel's room rates and occupancy levels are sensitive to inflation. the Manager is generally able to pass through increased costs to customers through higher room rates.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Index                                                     Page

      Report of Independent Public Accountants.............................   17

      Consolidated Statement of Operations.................................   18

      Consolidated Balance Sheet...........................................   19

      Consolidated Statement of Changes in Partners' Deficit...............   20

      Consolidated Statement of Cash Flows.................................   21

      Notes to Consolidated Financial Statements...........................   22





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE PARTNERS OF ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP:

     We have audited the accompanying consolidated balance sheet of Atlanta Marriott Marquis II Limited Partnership (a Delaware limited partnership) and Ivy Street Hotel Limited Partnership, its majority-owned subsidiary partnership, as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlanta Marriott Marquis II Limited Partnership and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP


Washington, D.C.
March 11, 1998





                      CONSOLIDATED STATEMENT OF OPERATIONS
         Atlanta Marriott Marquis II Limited Partnership and Subsidiary
              For the Years Ended December 31, 1997, 1996 and 1995
                     (in thousands, except per Unit amounts)



                                                                                  1997           1996           1995
                                                                               ----------     ----------    --------
REVENUES
   Hotel (Note 3)..............................................................$   36,471     $   38,654    $    34,831
   Interest income.............................................................       887            651            529
                                                                               ----------     ----------    -----------
                                                                                   37,358         39,305         35,360
                                                                               ----------     ----------    -----------

OPERATING COSTS AND EXPENSES
   Interest....................................................................    25,389         22,890         22,712
   Depreciation................................................................     5,250          5,525          6,608
   Property taxes..............................................................     2,754          2,858          2,692
   Base management fee.........................................................     2,562          2,654          2,435
   Incentive management fee....................................................     1,167          2,018            969
   Equipment rent and other....................................................       805            817            357
                                                                               ----------     ----------    -----------
                                                                                   37,927         36,762         35,773
                                                                               ----------     ----------    -----------


NET (LOSS) INCOME..............................................................$     (569)    $    2,543    $      (413)
                                                                               ==========     ==========    ===========

ALLOCATION OF NET (LOSS) INCOME
   General Partner.............................................................$       (6)    $       25    $        (4)
   Limited Partners............................................................      (563)         2,518           (409)
                                                                               ----------     ----------    -----------
                                                                               $     (569)    $    2,543    $      (413)
                                                                               ==========     ==========    ===========

NET (LOSS) INCOME  PER LIMITED PARTNER UNIT
   (530 Units).................................................................$   (1,062)    $    4,751    $      (772)
                                                                               ==========     ==========    ===========



     The accompanying notes are an integral part of these consolidated financial statements.





                           CONSOLIDATED BALANCE SHEET
         Atlanta Marriott Marquis II Limited Partnership and Subsidiary
                           December 31, 1997 and 1996
                                 (in thousands)



                                                                                                1997            1996
                                                                                             -----------    --------
                                                       ASSETS
   Property and equipment, net...............................................................$   165,372    $   162,111
   Due from Marriott International, Inc......................................................      4,425          6,390
   Property improvement fund.................................................................      2,756          6,864
   Deferred financing costs, net of accumulated amortization.................................        321            542
   Cash and cash equivalents.................................................................     21,502          5,601
                                                                                             -----------    -----------

                                                                                             $   194,376    $   181,508
                                                                                             ===========    ===========

                                           LIABILITIES AND PARTNERS' DEFICIT
   LIABILITIES
      Mortgage debt..........................................................................$   199,019    $   215,574
      Due to Host Marriott under Original Debt Service Guarantee
           and Commitment and Interest Guarantee.............................................     30,524         20,134
      Due to Marriott International, Inc.....................................................      4,198          3,030
      Accounts payable and accrued expenses..................................................     12,743            309
                                                                                             -----------    -----------

        Total Liabilities....................................................................    246,484        239,047
                                                                                             -----------    -----------

   PARTNERS' DEFICIT
      General Partner
        Capital contributions................................................................        536            536
        Capital distributions................................................................       (165)          (165)
        Cumulative net losses................................................................       (891)          (885)
                                                                                             -----------    -----------

                                                                                                    (520)          (514)
                                                                                             ------------   -----------
      Class A Limited Partners
        Capital contributions, net of offering costs of $6,430...............................     46,570         46,570
        Capital distributions................................................................    (15,982)       (15,982)
        Cumulative net losses................................................................    (88,176)       (87,613)
                                                                                             -----------    -----------

                                                                                                 (57,588)       (57,025)

      Class B Limited Partner
        Capital contribution.................................................................      6,000             --
                                                                                             -----------    -----------

                                                                                                   6,000              --

        Total Partners' Deficit..............................................................    (52,108)       (57,539)
                                                                                             -----------    -----------

                                                                                             $   194,376    $   181,508
                                                                                             ===========    ===========




     The accompanying notes are an integral part of these consolidated financial statements.





                            CONSOLIDATED STATEMENT OF
                          CHANGES IN PARTNERS' DEFICIT
         Atlanta Marriott Marquis II Limited Partnership and Subsidiary
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)



                                                                          Class A           Class B
                                                         General          Limited           Limited
                                                         Partner         Partners           Partner           Total

Balance, December 31, 1994...........................$        (504)    $     (55,999)   $          --     $     (56,503)

   Capital  distributions............................          (23)           (2,324)              --            (2,347)

   Net loss..........................................           (4)             (409)              --              (413)
                                                     -------------     -------------    -------------     -------------

Balance, December 31, 1995...........................         (531)          (58,732)              --           (59,263)

   Capital distributions.............................           (8)             (811)              --              (819)

   Net income........................................           25             2,518               --             2,543
                                                     -------------     -------------    -------------     -------------

Balance, December 31, 1996...........................         (514)          (57,025)              --           (57,539)

   Capital contributions.............................           --                --            6,000             6,000

   Net loss..........................................           (6)             (563)              --              (569)
                                                     -------------     -------------    -------------     -------------

Balance, December 31, 1997...........................$        (520)    $     (57,588)   $       6,000     $     (52,108)
                                                     ==============    =============    =============     ==============



     The accompanying notes are an integral part of these consolidated financial statements.





                      CONSOLIDATED STATEMENT OF CASH FLOWS
         Atlanta Marriott Marquis II Limited Partnership and Subsidiary
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)



                                                                                    1997          1996          1995
                                                                                 ----------    ----------   --------
OPERATING ACTIVITIES
   Net (loss) income.............................................................$     (569)   $    2,543   $      (413)
   Noncash items:
       Depreciation .............................................................     5,250         5,525         6,608
       Deferred interest.........................................................     1,035         1,831         1,654
       Amortization of financing costs as interest...............................       325           621           619
       (Gain) loss on disposition of assets......................................        --            (1)           64
   Changes in operating accounts:
       Accounts payable and accrued expenses.....................................    12,434            24          (178)
       Due from Marriott International, Inc......................................     1,965        (2,616)          782
       Due to Marriott International, Inc........................................     1,168         1,966           926
                                                                                 ----------    ----------   -----------

          Cash provided by operating activities..................................    21,608         9,893        10,062
                                                                                 ----------    ----------   -----------

INVESTING ACTIVITIES
   Additions to property and equipment, net......................................    (8,511)       (3,444)       (2,643)
   Change in property improvement fund...........................................     4,108        (1,039)       (1,097)
                                                                                 ----------    ----------   -----------

          Cash used in investing activities......................................    (4,403)       (4,483)       (3,740)
                                                                                 ----------    ----------   -----------

FINANCING ACTIVITIES
   Advances under Original Debt Service Guarantee
          and Commitment and Interest Guarantee..................................    10,390            --            --
   Payment of deferred interest on mortgage debt.................................   (17,590)           --            --
   Capital contributions from General Partner for Class B Limited
       Partnership Interest......................................................     6,000            --            --
   Payment of deferred financing costs ..........................................      (104)           --            --
   Capital distributions.........................................................        --          (819)       (2,347)
   Repayments under Original Debt Service Guarantee
       and Commitment and Interest Guarantee.....................................        --            --        (3,500)
                                                                                 ----------    ----------   ------------

          Cash used in financing activities......................................    (1,304)         (819)       (5,847)
                                                                                 ----------    ----------   -----------

INCREASE  IN CASH AND CASH EQUIVALENTS...........................................    15,901         4,591           475

CASH AND CASH EQUIVALENTS at beginning of year...................................     5,601         1,010           535
                                                                                 ----------    ----------   -----------

CASH AND CASH EQUIVALENTS at end of year.........................................$   21,502    $    5,601   $     1,010
                                                                                 ==========    ==========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for mortgage interest...............................................$   28,470    $   20,438   $    20,438
                                                                                 ==========    ==========   ===========




     The accompanying notes are an integral part of these consolidated financial statements.





                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Atlanta Marriott Marquis II Limited Partnership and Subsidiary
                           December 31, 1997 and 1996


NOTE 1.     BUSINESS

Description of the Partnership

     Atlanta Marriott Marquis Limited Partnership ("AMMLP"), a Delaware limited partnership, was formed on May 28, 1985 (the "Closing Date"), to (i) acquire an 80% general partnership interest in the Ivy Street Hotel Limited Partnership
("Ivy"), a partnership between John C. Portman, Jr. ("Portman") and Host Marriott Corporation ("Host Marriott") that was formed to develop, own and operate the 1,671 room Atlanta Marriott Marquis Hotel (the "Hotel"), and (ii) purchase from Ivy the parcel of land (the "Land") on which the Hotel is located. The sole general partner of the Partnership, with a 1% interest, is Marriott Marquis Corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott. Marriott International, Inc. serves as the manager of the Hotel (the "Manager").

     On the Closing Date, 530 Class A limited partnership interests of $100,000 per Unit ("Unit") were sold in a private placement. The General Partner made a capital contribution of $536,000 on May 28, 1985 for its 1% general partnership interest. In addition, the General Partner acquired a Class B limited partnership interest without making any additional capital contribution.

     The Partnership purchased its 80% general partnership interest in Ivy from Host Marriott for a total price of $28.8 million. The Partnership also acquired the Land from Ivy for $10 million in a separate transaction. The Partnership subsequently leased the Land to Ivy under a 99-year lease with rentals based primarily on Hotel sales.

     On July 9, 1997, Atlanta Marriott Marquis II Limited Partnership (the "Partnership") was formed in anticipation of the merger discussed below. The general partner of the Partnership is also Marriott Marquis Corporation. Prior to December 31, 1997, the Partnership did not engage in any active business and was organized solely to succeed AMMLP's interest in Ivy. Effective December 31, 1997, the Partnership succeeded AMMLP as the managing general partner of Ivy.

     On December 31, 1997, AMMLP merged with and into the Partnership (the "Merger"). The Merger of AMMLP and AMMLP-II was treated as a reorganization of affiliated entities and AMMLP's basis in its assets and liabilities were carried over. In conjunction with the Merger, the following transactions occurred:

     AMMLP was merged with and into the Partnership. With the Merger, the separate existence of AMMLP ceased and AMMLP limited partner units ("Units") were converted on a one-for-one basis into Partnership Class A limited partnership units ("New Units"). AMMLP limited partners who held fractional interests in Units received the same interest in New Units.

     On December 31, 1997, the General Partner made an initial capital contribution of $6 million to the Partnership. Subsequent to year end, on January 30, 1998, the General Partner contributed an additional $69 million. In return for such additional capital contributions, the General Partner received a new Class B limited partnership interest in the Partnership entitling the General Partner to a 13.5% cumulative, compounding annual preferred return and priority return of such capital. The General Partner also surrendered its then existing Class B interest on distributions.

     The Partnership Class A limited partners will receive an annual return of 5% on their initial investment in AMMLP, ratably with a 5% return to the General Partner on its initial investment in AMMLP, after payment of the preferred return on the Class B interest. To the extent unpaid in any year, such return will accumulate and compound and be payable from sale or refinancing proceeds.

     AMMLP's partnership agreement was amended (the "AMMLP-II Partnership Agreement") as a result of the Merger to incorporate the following revisions:
(i) a revised provision regarding a sale of the Hotel to permit the Partnership to sell the Hotel to an unaffiliated third party without the consent of the limited partners; (ii) a revised provision limiting the voting rights of the General Partner and its affiliates to permit the General Partner and its affiliates to have full voting rights with respect to all New Units currently held by or acquired by the General Partner and its affiliates; (iii) extinguishment of the original Class B limited partner interest held by the General Partner and replacement of it with a new Class B interest which is entitled to a 13.5% cumulative, compounded annual return; (iv) addition of a mechanism that allows the Class B limited partner to contribute up to an additional $20 million should the Hotel require additional funding (such contribution would also be entitled to the 13.5% return discussed above); (v) a revision of the right of removal of the General Partner clause so that an affirmative vote of 66 2/3% would be needed to effect a removal of the General Partner and; (v) revised provisions for allocations and distributions (see Note
9). As a result of the approval of the Merger, the AMMLP-II Partnership Agreement became effective December 31, 1997.

Partnership Allocations and Distributions

     Ivy generally allocates operating income, gains and losses, deductions and cash available for distribution 80% to the Partnership and 20% to Portman. However, the first $1 million plus 5% of annual gross room sales of annual cash available for distribution from Ivy was paid to AMMLP unless Ivy exercised its option to repurchase the Land.

     During 1990, AMMLP determined that the probability of collecting the minority interest receivable from Portman was remote. Thus, AMMLP wrote off this receivable which totaled $3,542,000 and began recording 100% of the losses of Ivy. In future years, if AMMLP-II records income, 100% of the income will be allocated to AMMLP-II until such excess income allocated to AMMLP-II equals the excess losses previously recorded by AMMLP. Thereafter, any income would be allocated 80% to AMMLP-II and 20% to Portman. As of December 31, 1997 and 1996, excess losses recognized by AMMLP and the Partnership were $621,000 and $50,000, respectively. AMMLP net losses, as defined, were generally allocated as follows:

     (i) beginning in 1991 and continuing until the Class A limited partners and the General Partner had received sale or refinancing proceeds ("Capital Receipts") equal to their total cumulative capital contributions ("Original Capital"), 1% to the General Partner, 80% to the Class A limited partners and 19% to the Class B limited partner; and

     (ii) thereafter, 1% to the General Partner, 65% to the Class A Limited Partners and 34% to the Class B Limited Partner.

     These allocations could have been subject to certain special allocations of net profit or net loss to the General Partner required by Federal income tax regulations.

     Cash Available for Distribution, as defined, generally was distributed as follows:

     (i) beginning in 1991, and continuing until the Class A Limited Partners and the General Partner had received distributions of Capital Receipts equal to their Original Capital, 1% to the General Partner, 80% to the Class A Limited Partners and 19% to the Class B Limited Partner; and

     (ii) thereafter, 1% to the General Partner, 65% to the Class A Limited Partners and 34% to the Class B Limited Partner. However, until the General Partner and the Class A Limited Partners had received a return of their Original Capital through distributions of Capital Receipts, the Class B Limited Partner will subordinate its cash distributions to an annual non-cumulative 10% return on Original Capital to the General Partner and the Class A Limited Partners.

     Net profits, as defined, generally were allocated in the same ratio as Cash Available for Distribution. Excess net profits were then to be applied to offset prior net losses in excess of the partners' remaining invested capital. Notwithstanding the above allocations, the Partnership Agreement provided for specific allocation to the partners of gain realized and proceeds received by the Partnership upon sale, condemnation or other disposition of the Hotel or assets of the Partnership. In addition, the Partnership Agreement provided for specific allocations of any excess refinancing or land sale proceeds. As discussed above, on December 31, 1997, the Partnership executed the AMMLP-II Partnership Agreement which provides for a change in the above allocations (see
Note 9).

     For financial  reporting  purposes,  profits and losses are allocated among
the  partners   based  upon  their  stated   interests  in  cash  available  for
distribution.

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

     The Partnership's records are maintained on the accrual basis of accounting, and its fiscal year coincides with the calendar year. The Partnership's financial statements consolidate the financial statements of Ivy, its majority-owned subsidiary partnership. All material intercompany transactions, including the land lease between the Partnership and Ivy described in Note 8, have been eliminated. All assets and liabilities of AMMLP have been carried over to the Partnership at their historical basis.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues and Expenses

     Hotel revenues represent house profit of the Hotel since substantially all of the operating decisions related to the generation of house profit of the Hotel rests with the Manager. House profit reflects Hotel operating results and represents gross Hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, property taxes, equipment rent and certain other costs, which are disclosed separately in the accompanying consolidated statement of operations.

     On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

     The Partnership is assessing the impact of EITF 97-2 on its policy of excluding property-level revenues and operating expenses of the Hotel from its statements of operations (see Note 3). If the Partnership concludes that EITF 97-2 should be applied to the Hotel, it would include operating results of this managed operation in its financial statements. Application of EITF 97-2 to financial statements as of and for the year ended December 31, 1997 would have increased both revenues and operating expenses by approximately $48,926,000 and would have had no impact on net loss.

Property and Equipment

     Property and equipment is recorded at cost which includes interest, rent and real estate taxes incurred during development. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

                       Building and improvements 50 years
                      Furniture and equipment 3 to 20 years

     All land, property and equipment is pledged as security for the mortgage debt described in Note 6.

     The Partnership assesses impairment of its real estate property based on whether estimated undiscounted future cash flows for the property will be less than its net book value. If the property is impaired, its basis is adjusted to fair market value.

Deferred Financing Costs

     Financing costs incurred in connection with obtaining the mortgage debt have been deferred and are being amortized using the straight-line method, which approximates the effective interest rate method, over three to ten years. A portion of the deferred financing costs totaling $4,249,000 were fully amortized as of July 10, 1997. Additional financing costs of $104,000 were incurred in 1997 in connection with the refinancing of the Partnership's mortgage debt. Accumulated amortization of the deferred financing costs totaled $4,413,000 and $4,090,000 at December 31, 1997 and 1996, respectively. This amount includes amortization of deferred financing costs for both Ivy and the Partnership. Of the total, the Partnership has accumulated amortization of $164,000 and $151,000 at December 31, 1997 and 1996, respectively.

Cash and Cash Equivalents

     The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Income Taxes

     Provision for Federal and state income taxes has not been made in the accompanying financial statements since the Partnership does not pay income taxes but rather allocates its profits and losses to the individual partners. There are significant differences between the net income/loss reported in these financial statements and the net income/loss determined for income tax purposes. These differences are due primarily to the use, for tax purposes, of accelerated depreciation methods and shorter depreciable lives for the assets, the timing of the recognition of incentive management fee expense and the treatment of the minority interest receivable. As a result of these differences, the (deficit) / excess of the tax basis in net Partnership liabilities and the net liabilities reported in the accompanying financial statements is $(90,642,000) and $72,111,000 as of December 31, 1997 and 1996, respectively. The Partnership was stepped up to fair market value on 12/31/97 when the General Partner made an initial capital contribution of $6.0M to the Partnership for a Class B Limited Partnership interest in the Partnership which was created by merging AMMLP into the Partnership during 1997.

Statement of Financial Accounting Standards

     In 1996, AMMLP adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of SFAS No. 121 did not have an effect on its financial statements.

NOTE 3.       HOTEL REVENUES

     Revenues consist of Hotel operating results for the three years ended December 31 (in thousands):

                                                                             1997             1996            1995
                                                                          -----------     ------------     -------
HOTEL SALES
    Rooms.................................................................$    54,102     $     56,115     $    50,515
    Food and beverage.....................................................     25,821           25,968          25,379
    Other.................................................................      5,474            6,381           5,277
                                                                          -----------     ------------     -----------
                                                                               85,397           88,464          81,171
                                                                          -----------     ------------     -----------
HOTEL EXPENSES
    Departmental direct costs
        Rooms.............................................................     11,485           11,508          10,821
        Food and beverage.................................................     17,776           18,003          17,289
    Other hotel operating expenses........................................     19,665           20,299          18,230
                                                                          -----------     ------------     -----------
                                                                               48,926           49,810          46,340
                                                                          -----------     ------------     -----------

HOTEL REVENUES............................................................$    36,471     $     38,654     $    34,831
                                                                          ===========     ============     ===========



NOTE 4.       PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of December 31 (in thousands):


                                                                              1997            1996
                                                                           -----------     -------

Leased land acquisition costs and land.....................................$    12,617     $    12,617
Building and improvements..................................................    182,629         182,597
Furniture and equipment....................................................     42,621          34,142
                                                                           -----------     -----------
                                                                               237,867         229,356

Less accumulated depreciation..............................................    (72,495)        (67,245)
                                                                           -----------     -----------

                                                                           $   165,372     $   162,111
                                                                           ===========     ===========

     For financial reporting purposes the Land is carried at its historical purchase cost of $10 million as required by generally accepted accounting principles.


NOTE 5.       ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):


                                                           As of December 31, 1997          As of December 31, 1996
                                                      -------------------------------   ---------------------------
                                                                          Estimated                         Estimated
                                                        Carrying            Fair           Carrying           Fair
                                                         Amount             Value           Amount            Value

Mortgage debt                                         $     199,019    $     199,019    $     215,574    $     215,574
Due to Host Marriott under Original Debt
   Service Guarantee and Commitment and
   Interest Guarantee                                 $      30,524    $      30,524    $      20,134    $      14,300
Incentive management fees due to
   Marriott International, Inc.                       $       4,155    $          --    $       2,987    $          --


     The 1997 and 1996 estimated fair value of the mortgage debt is stated at its carrying value as it was repaid on February 2, 1998. The amounts held in Due to Host Marriott under original debt service and commitment consist of the interest guarantee in the amount of $10,390,000 and the original debt service commitment in the amount of $20,134,000. The estimated fair value of the interest guarantee is the carrying value as it was also repaid on February 2, 1998. The estimated fair value of the original debt service commitment is its carrying value as the obligation earns interest at 9% as of February 2, 1998. The estimated fair value of incentive management fees due to MII is zero. As part of the new management agreement effective January 3, 1998, all accrued incentive management fees were waived by the Manager and the Partnership's accrued liability was written off to income in 1998.

NOTE 6.       MORTGAGE DEBT

     As of December 31, 1996, the AMMLP's mortgage debt consisted of a total of $215,574,000 in nonrecourse mortgage notes (the "Mortgage Debt"). Through July 10, 1997 (the "Maturity Date"), interest accrued on the Mortgage Debt at a fixed rate of 10.3%. Interest only was payable semiannually in arrears. The cash payment rate was 10.17%. The difference between the cash payment rate and the accrual rate (the "Deferred Interest") was added to the balance of the Mortgage Debt. The cumulative Deferred Interest added to the Mortgage Debt balance amounted to $17.6 million and $16.5 million at July 10, 1997 and December 31, 1996, respectively. On the Maturity Date, the Mortgage Debt matured, at which time AMMLP and Ivy entered into a letter agreement (the "Letter Agreement") with the lender which effectively extended the maturity of the Mortgage Debt until February 2, 1998 (the "New Maturity Date"). On the Maturity Date, AMMLP and Ivy were required to pay $17.6 million representing the Deferred Interest on the Mortgage Debt in addition to the scheduled interest payment of $10.1 million. As a result, the Mortgage Debt balance outstanding was reduced to $199,019,000.

     The payment of Deferred Interest was funded from $7.2 million of Ivy cash reserves established by the General Partner in anticipation of the Mortgage Debt maturity and $10.4 million drawn pursuant to the Host Marriott interest guarantee (the "Interest Guarantee"). Host Marriott had agreed to advance up to $50 million to cover interest and principal shortfalls. Had cash flow from operations been insufficient to fully fund interest due, $20 million was available under the Interest Guarantee through the Maturity Date. The remaining $30 million was available under the Principal Guarantee. Prior to the payment of Deferred Interest in the amount of $10.4 million on the Maturity Date, there were no amounts outstanding under either the Principal Guarantee or the Interest Guarantee. In conjunction with the extension, Host Marriott reaffirmed its obligations pursuant to these guarantees through the New Maturity Date. The Principal Guarantee was available in case of a sale, refinancing or acceleration of the principal amount of the underlying notes resulting from an Event of Default, as defined. To the extent the Interest Guarantee was not used, it became available as a Principal Guarantee.

     During the term of the Letter Agreement, the Mortgage Debt continued to be nonrecourse, and accrued interest at 12.3% with interest payments due on January 10 and February 2, 1998. Additionally, all funds remitted by the Manager during the term of the extension were held for the benefit of the lender. In conjunction with the Letter Agreement, Ivy paid an extension fee of $500,000 as well as approximately $410,000 representing costs and expenses related to the transaction.

     Host Marriott had guaranteed up to $33 million of the original debt (the "Original Debt Service Guarantee" and the "Commitment") under which Host Marriott was obligated to make certain required debt service payments and restore any cash flow deficits to the extent that Partnership cash flow, as defined, was insufficient. Pursuant to the terms of the Mortgage Debt, the Commitment was modified to fund only certain furniture, fixtures and equipment expenditures and ground rent shortfalls. Any interest, principal or guarantee loans made at a time when the Commitment was not fully funded reduced, dollar for dollar, but not below zero, the remaining unfunded amount of the Commitment. Advances under the Principal Guarantee, Interest Guarantee and Original Debt Service Guarantee and Commitment up to cumulative fundings of $33 million did not bear interest. Amounts advanced in excess of $33 million accrued interest at 1% over the prime rate. As of December 31, 1997, cumulative fundings equaled $41.6 million, exceeding the $33 million by $8.6 million. The excess fundings accrued interest until they were repaid subsequent to year-end. Total accrued interest on the cumulative advances for the period from the Maturity Date through December 31, 1997 equaled $398,000. As of December 31, 1997 and 1996, Ivy had $20.1 million due to Host Marriott under the Commitment.

     On March 24, 1994, the note holders of the Mortgage Debt voted to accept the Manager as a back-up guarantor and on December 21, 1994, the agreement was finalized. The Manager, as back-up guarantor, was required to perform the obligations under the guarantees in the event that Host Marriott failed to do so. In conjunction with the extension, the Manager reaffirmed its obligations pursuant to these guarantees through the New Maturity Date.

     Subsequent to year-end, the Mortgage Debt was refinanced (see Note 9).

NOTE 7.       HOTEL MANAGEMENT AGREEMENT

     Ivy entered into a hotel management agreement (the "Management Agreement") with the Manager to manage the Hotel for a term of 25 years, renewable at Ivy's or the Manager's option for five additional 10-year terms. The Manager was entitled to compensation for its services in the form of a base management fee equal to 3% of gross sales. Base management fees paid in 1997, 1996 and 1995 were $2,562,000, $2,654,000 and $2,435,000, respectively.

     In addition, the Manager earned an incentive management fee equal to 50% of assumed net cash flow of the Hotel, as defined. However, once total cumulative incentive management fees reached an amount equal to or greater than 20% of total cumulative Hotel profit, as defined, the Manager earned an incentive management fee equal to the average of (i) 50% of assumed net cash flow and (ii) 20% of Hotel profit. The incentive management fee was paid out of cash flow available for incentive management fees, as defined, and was subordinated to the Mortgage Debt, guarantee repayments and rent under the Land lease. Any incentive management fees earned but not paid were deferred without interest and paid out of the first cash flow available for the incentive management fee. During 1997 and 1996, $1,167,000 and $2,018,000, respectively, in incentive management fees had been earned. Through December 31, 1997, no incentive management fees had ever been paid. Deferred incentive management fees as of December 31, 1997 and 1996 were $4,154,000 and $2,987,000, respectively, and are included in Due to Marriott International, Inc. in the accompanying consolidated balance sheet. Subsequent to year-end, a new management agreement was entered into. As part of this new agreement, all accrued incentive management fees were waived by the Manager (see Note 9) and the Partnership's accrued liability was written off in 1998 (see Note 9).

     Pursuant to the terms of the Management Agreement, the Manager is required to furnish the Hotel with certain services ("Chain Services") which are generally provided on a central or regional basis to all domestic full-service hotels managed, owned or leased by the Manager or its subsidiaries. Chain
Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all hotels in the Manager's full-service hotel system. In addition, the Hotel also participates in the Manager's Marriott Rewards Program ("MRP"). This program succeeded the Honored Guest Awards Program. The cost of this program is charged to all hotels in the Manager's hotel system. The total amount of Chain Services and MRP costs allocated to the Hotel were $1,968,000 in 1997, $2,685,000 in 1996 and $2,431,000 in 1995.

     Pursuant to the terms of the Management Agreement, the Partnership is required to provide the Manager with working capital and supplies to meet the operating needs of the Hotel. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the Management Agreement, the working capital and supplies will be returned to the Partnership. As of December 31, 1997 and 1996, $3,077,000 has been advanced to the Manager for working capital and supplies which is included in Due from Marriott International, Inc. in the accompanying consolidated balance sheet. The supplies advanced to the Manager are recorded at their estimated net realizable value. At December 31, 1997 and 1996, accumulated amortization related to the revaluation of these supplies totaled $177,000. Subsequent to year-end, an additional $2,639,000 was advanced to the Manager for working capital needs at the Hotel (see Note 9).

     The Partnership is required to maintain the Hotel in good repair and condition. Pursuant to the Agreement, annual contributions to a property improvement fund provide for the replacement of furniture, fixtures and equipment. Annual contributions to the fund equaled 4% of gross Hotel sales through June 1995 and 5% thereafter. Total contributions to the property improvement fund for the years ended December 31, 1997, 1996, and 1995 were $3,929,000, $4,122,000 and $3,302,000, respectively.

NOTE 8.       LAND LEASE

     On the Closing Date, AMMLP acquired the Land on which the Hotel is located from Ivy for $10 million. AMMLP has leased the Land to Ivy for a period of 99 years. Annual rent was equal to 5% of annual gross room sales from the Hotel. Ivy had an option to repurchase the Land at any time through 1999. Through 1995, the option price was $25 million and for the ensuing four years the option price will be adjusted for changes in the Consumer Price Index. At December 31, 1997 and 1996, the option price was $26,500,000 and $25,825,000, respectively. Total rentals under the lease, which were eliminated in consolidation, were $2,705,000 in 1997, $2,806,000 in 1996 and $2,526,000 in 1995.

     Subsequent to year-end, the Land lease was terminated (see Note 9) because the Land was contributed to a subsidiary of Ivy.

NOTE 9.       SUBSEQUENT EVENTS

Bankruptcy Remote Entity

     To facilitate the refinancing of AMMLP's Mortgage Debt, on January 29, 1998 the Hotel and the Land were conveyed to a special purpose, bankruptcy remote entity, HMA Realty Limited Partnership ("HMA"). The sole general partner of HMA with a 1% interest, is HMA-GP, Inc., a wholly-owned subsidiary of Ivy. The sole limited partner, with a 99% interest, is Ivy.

Mortgage Debt

     On the New Maturity Date, the following transactions occurred:

     HMA obtained new 12-year first mortgage financing of $164 million (the "New Mortgage Debt") which, together with $35 million from the additional $69 million capital contributed by the General Partner were used to pay the maturing Mortgage Debt. The New Mortgage Debt is nonrecourse to HMA, bears interest at a fixed rate of 7.4% and will require monthly payments of principal and interest calculated to fully amortize the loan over 25 years resulting in annual debt service of $14.1 million for 1998 and $14.4 million annually until the end of the 12-year term.

     Host Marriott waived its existing right to priority repayment of the $20.1 million in prior non-interest bearing Interest Guarantee advances to Ivy and restructured such advances as a loan with a 15 year term (interest only for the first five years) bearing interest at a rate of 9% per annum (the "Term Loan"). Payments are due monthly in arrears from cash available after payment of debt service on the New Mortgage Debt. Upon a sale of the Hotel, the Term Loan will accelerate and become due and payable.

     The outstanding amount of the Interest Guarantee of $10.4 million and related interest was repaid to Host Marriott.

     The  $30  million  Principal   Guarantee  provided  by  Host  Marriott  was
eliminated.

     The Partnership distributed funds to Class A limited partners of approximately $5,000 per New Unit. This distribution represented the excess of the Partnership's reserve after payment of a majority of the transaction costs related to the Mortgage Debt refinancing.

     As part of the refinancing, HMA was required to establish certain reserves which are held by an agent of the lender including:

     $3.6 million debt service reserve--This reserve is equal to three months of debt service.

     $10.1 million deferred maintenance and capital expenditure reserve--This reserve will be expended for capital expenditures for repairs to the facade of the Hotel as well as various renewals and replacements and site improvements.

     $7.5 million rooms refurbishment reserve--This reserve will be expended to refurbish the remaining 711 rooms and 16 suites at the Hotel which have not already been refurbished.

     $1.3 million tax and insurance reserve--This reserve will be used to pay real estate tax and insurance premiums for the Hotel.

     In addition, HMA advanced an additional $2,639,000 to the Manager for working capital needs and used the remaining cash to pay transaction costs associated with the refinancing.

New Management Agreement

     To facilitate the refinancing effective January 3, 1998, a new management agreement (the "New Management Agreement") was entered into by HMA and the Manager. The New Agreement expires on July 1, 2010 and is renewable at the Manager's option for five additional 10-year terms. Pursuant to the terms of the New Management Agreement, no incentive management fees are payable to the Manager with respect to the first $29.7 million of operating profit (the "Owner's Priority"). Thereafter, the Manager will receive 20% of the profit in excess of such Owner's Priority. The amount of the Owner's Priority will not be reduced but may be increased to take into account additional capital contributions by the General Partner or its affiliates. As part of the New Management Agreement, all accrued incentive management fees amounting to $4.5 million were waived by the Manager and the Partnership's accrued liability was written off in 1998.

Land Lease

     As part of the Merger transactions, the Partnership contributed the Land to a subsidiary of Ivy. This transaction terminated the Land lease and resulted in cessation of Land lease payments from Ivy to the Partnership. The Partnership received a credit to its capital account in Ivy of $26.5 million in consideration of the Land contribution. For financial reporting purposes the Land will continue to be carried at its historical purchase cost of $10 million as required by generally accepted accounting principles.

New Partnership Agreement

     AMMLP's partnership agreement was amended (the "AMMLP-II Partnership Agreement") as a result of the Merger to incorporate the following revisions:

     (i) a revised provision regarding a sale of the Hotel to permit the Partnership to sell the Hotel to an unaffiliated third party without the consent of the limited partners;

     (ii) a revised provision limiting the voting rights of the General Partner and its affiliates to permit the General Partner and its affiliates to have full voting rights with respect to all New Units currently held by or acquired by the General Partner and its affiliates;

     (iii) extinguishment of the original Class B limited partner interest held by the General Partner and replacement of it with a new Class B interest which is entitled to a 13.5% cumulative, compounded annual return;

     (iv) addition of a mechanism that allows the Class B limited partner to contribute up to an additional $20 million should the Hotel require additional funding (such contribution would also be entitled to the 13.5% return discussed above);

     (v) a revised right of removal of the General Partner clause so that an affirmative vote of 66 2/3% would be needed to effect a removal of the General Partner and;

     (vi) a revision of AMMLP's allocations and distributions such that Partnership cash available for distribution is generally allocated as follows:

     (a) to the General Partner, until the General Partner has received a 13.5% cumulative compounded annual return on its Class B invested capital,

     (b) to the General Partner and Class A limited partners, until the General Partner and the Class A limited partners have received a non-cumulative, non-compounded annual return of 5% on their initial investment in AMMLP-II, and

     (c) thereafter, in proportion to total invested capital through completion of the Restructuring Transactions of approximately 41% to limited partners and 59% to the General Partner; and

     (vii) a revision of AMMLP's allocations and distributions such that Partnership sale or refinancing proceeds are generally allocated as follows:

     (a) to the General Partner, until the General Partner has received a 13.5% cumulative compounded annual return on its Class B invested capital,

     (b) to the General Partner and Class A limited partners, until the General Partner and the Class A limited partners have received a non-cumulative, non-compounded annual return of 5% on their initial investment in AMMLP-II,

     (c) to the General Partner, until its Class B invested capital of up to $75 million has been fully returned, taking into account all distributions to such Partners following the effective date of the Restructuring Transactions (other than the approximately $5,000 per New Unit distributed as part of the Restructuring Transactions),

     (d) to the General Partner and Class A limited partners until they have received a cumulative, compounded return on their original invested capital of 5% per annum from the effective date of the Restructuring Transactions,

     (e) to the General Partner and Class A limited partners, until such partners' original invested capital of $536,000 and $53,000,000, respectively, has been fully returned, and

     (f) thereafter, in proportion to total invested capital through completion of the Restructuring Transactions of approximately 41% to limited partners and 59% to the General Partner.

     As a result of the approval of the Merger, the AMMLP-II Partnership Agreement became effective December 31, 1997.

Ivy Partnership Agreement

     In conjunction with the Merger transactions, the Ivy partnership agreement was amended to incorporate the following revisions: (i) provide that the $75 million contributed by the General Partner of the Partnership to Ivy will be entitled to receive an annual preferred return equal to 13.5% compounding to the extent unpaid; (ii) provide that the Land, after contribution by the Partnership to Ivy at an agreed upon value of $26.5 million, will be entitled to receive an annual compounding preferred return equal to 10%, after payment of the 13.5% return described above; and (iii) allows the Partnership the unilateral right, as managing general partner of Ivy, to make most major decisions on behalf of Ivy, including, without limitation, the sale or other disposition of the Hotel, except where such disposition is to a party related to Host Marriott or an affiliate of Host Marriott.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The Partnership has no directors or officers. The business policy making functions of the Partnership are carried out through the directors and executive officers of Marriott Marquis Corporation, the General Partner, who are listed below:

                                                                                                      Age at
              Name                                     Current Position                           December 31, 1997
-------------------------------      -----------------------------------------------------     --------------------
Bruce F. Stemerman                   President and Director                                             42
Robert E. Parsons, Jr.               Director                                                           42
Christopher G. Townsend              Vice President, Director and Secretary                             50
Patricia K. Brady                    Vice President and Chief Accounting Officer                        36
Bruce D. Wardinski                   Treasurer                                                          37



Business Experience

     Mr. Stemerman joined Host Marriott Corporation in 1989 as Director--Partnership Services. He was promoted to Vice President--Lodging Partnerships in 1994 and became Senior Vice President--Asset Management in 1996. Prior to joining Host Marriott, Mr. Stemerman spent ten years with Price Waterhouse. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

     Mr. Parsons joined Host Marriott's Corporate Financial Planning staff in 1981, was made Director-Project Finance of Host Marriott's Treasury Department in 1984, and in 1986 he was made Vice President-Project Finance of Host Marriott's Treasury Department. He was made Assistant Treasurer of Host Marriott in 1988. Mr. Parsons was named Senior Vice President and Treasurer of Host Marriott in 1993. He was named Executive Vice President and Chief Financial Officer of Host Marriott in October 1995. Mr. Parsons also serves as a director and an officer of numerous Host Marriott subsidiaries.

     Mr. Townsend joined Host Marriott's Law Department in 1982 as a Senior Attorney. In 1984, Mr. Townsend was made Assistant Secretary of Host Marriott and in 1986 was made Assistant General Counsel. In 1993, he was made Senior Vice President, Corporate Secretary and Deputy General Counsel of Host Marriott. In January 1997, Mr. Townsend was named General Counsel of Host Marriott. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

     Ms. Brady joined Host Marriott in 1989 as Assistant Manager--Partnership Services. She was promoted to Manager in 1990 and to Director--Asset Management in June 1996. Ms. Brady also serves as an officer of numerous Host Marriott subsidiaries.

     Mr. Wardinski joined Host Marriott in 1987 as a Senior Financial Analyst of Financial Planning & Analysis, and was named Manager in June 1988. He was appointed Director, Financial Planning & Analysis in 1989, Director of Project Finance in January 1990, Senior Director of Project Finance in June 1993, Vice President, Project Finance in June 1994, and Senior Vice President of International Development in October 1995. In June 1996, Mr. Wardinski was named Senior Vice President and Treasurer of Host Marriott. He also serves as an officer of numerous Host Marriott subsidiaries.


ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

     As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the management agreement described in Items 1 and 13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and the directors of the General Partner are not required to devote their full time to the performance of such duties. No officer or director of the General Partner or employee of Host Marriott devotes a significant percentage of time to Partnership matters. To the extent that any officer or director does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. Any such costs may include a charge for overhead, but without a profit to the General Partner. For the fiscal years ending December 31, 1997, 1996 and 1995, administrative expenses reimbursed to the General Partner totaled $196,000, $65,000 and $84,000, respectively for the cost of providing all administrative and other services as General Partner. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13 "Certain Relationships and Related Transactions."


ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

     As of December 31, 1997, no person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of Units. The General Partner owns a total of 1.5 Units representing a 0.3% limited partnership interest in AMMLP and a Class B limited partnership interest representing a 19% - 34% limited partnership interest in AMMLP. Subsequent to year-end, as a result of the Merger of AMMLP into the Partnership, the General Partner owns a total of 1.5 New Units representing a 0.3% limited partnership interest in the Partnership and a new Class B limited partnership interest representing 58.4% limited partnership interest in the Partnership.

     There are no Units owned by the executive officers and directors of the General Partner, as a group.

     The officers and directors of MII, as a group, own a total of 2.5 Units representing a 0.5% limited partnership interest in the Partnership.

     There are no Units owned by individuals who are directors of both the General Partner and MII.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Hotel Management Agreement

Management Agreement

     Ivy entered into a hotel management agreement (the "Management Agreement") with the Manager to manage the Hotel for a term of 25 years, renewable at Ivy's or the Manager's option for five additional 10-year terms. The Manager was entitled to compensation for its services in the form of a base management fee equal to 3% of gross sales. Base management fees paid in 1997, 1996 and 1995 were $2,562,000, $2,654,000 and $2,435,000, respectively.

     In addition, the Manager could earn an incentive management fee equal to 50% of assumed net cash flow of the Hotel, as defined. However, once total cumulative incentive management fees reached an amount equal to or greater than 20% of total cumulative Hotel profit, as defined, the Manager could earn an incentive management fee equal to the average of (i) 50% of assumed net cash flow and (ii) 20% of Hotel profit. The incentive management fee was paid out of cash flow available for incentive management fee, as defined, and was subordinated to the Mortgage Debt, guarantee repayments and rent under the Land lease. Any incentive management fees earned but not paid were deferred without interest and paid out of the first cash flow available for the incentive management fee. During 1997 and 1996, $1,167,000 and $2,018,000, respectively, in incentive management fees have been earned. Through December 31, 1997, no incentive management fees were paid. Deferred incentive management fees for the years ended December 31, 1997 and 1996 were $4,154,000 and $2,987,000, respectively, and are included in Due to Marriott International, Inc. in the accompanying consolidated balance sheet. Subsequent to year-end, a new management agreement was entered into. As part of this new agreement, all accrued incentive management fees were waived by the Manager and the Partnership's accrued liability was written off (see "New Management Agreement" below).

     Pursuant to the terms of the Management Agreement, the Manager is required to furnish the Hotel with certain services ("Chain Services") which are generally provided on a central or regional basis to all domestic full-service hotels managed, owned or leased by the Manager or its subsidiaries. Chain
Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all hotels in the Manager's full-service hotel system. In addition, the Hotel also participates in the Manager's Marriott Rewards Program ("MRP"). This program succeeded the Honored Guest Awards Program. The cost of this program is charged to all hotels in the Manager's hotel system. The total amount of Chain Services and MRP costs allocated to the Hotel were $1,968,000 in 1997, $2,685,000 in 1996 and $2,431,000 in 1995.

     Pursuant to the terms of the Management Agreement, the Partnership is required to provide the Manager with working capital and supplies to meet the operating needs of the Hotel. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the Management Agreement, the working capital and supplies will be returned to the Partnership. As of December 31, 1997 and 1996, $3,077,000 had been advanced to the Manager for working capital and supplies which is included in Due from Marriott International, Inc. in the accompanying consolidated balance sheet. The supplies advanced to the Manager are recorded at their estimated net realizable value. At December 31, 1997 and 1996, accumulated amortization related to the revaluation of these supplies totaled $177,000. Subsequent to year-end, an additional $2,639,000 was advanced to the Manager for working capital needs at the Hotel.

     The Partnership is required to maintain the Hotel in good repair and condition. Pursuant to the Management Agreement, annual contributions to a property improvement fund provide for the replacement of furniture, fixtures and equipment. Annual contributions to the fund equaled 4% of gross Hotel sales through June 1995 and are 5% thereafter. Total contributions to the property improvement fund for the years ended December 31, 1997, 1996, and 1995 were $3,929,000, $4,122,000 and $3,302,000, respectively.

New Management Agreement

     To facilitate the refinancing effective January 3, 1998, a new management agreement (the "New Management Agreement") was entered into by HMA and the Manager. The New Management Agreement expires July 1, 2010 and is renewable at the Manager's option for five additional 10-year terms. Pursuant to the terms of the New Management Agreement no incentive management fees are payable to the
Manager with respect to the first $29.7 million of operating profit (the "Owner's Priority"). Thereafter, the Manager will receive 20% of the profit in excess of such Owner's Priority. The amount of the Owner's Priority will not be reduced but may be increased to take into account additional capital contributions by the General Partner or its affiliates. As part of the New Management Agreement, all accrued incentive management fees amounting to $4.5 million were waived by the Manager and the Partnership's accrued liability was written off to income in 1998.

Land Lease

     On the Closing Date, AMMLP acquired the Land on which the Hotel is located from Ivy for $10 million. AMMLP has leased the Land to Ivy for a period of 99 years. Annual rent was equal to 5% of annual gross room sales from the Hotel. Ivy had an option to repurchase the Land at any time through 1999. Through 1995, the option price was $25 million and for the ensuing four years the option price will be adjusted for changes in the Consumer Price Index. At December 31, 1997 and 1996, the option price was $26,500,000 and $25,825,000, respectively. Total rentals under the lease, eliminated in consolidation, $2,705,000 in 1997, $2,806,000 in 1996 and $2,526,000 in 1995.

     As part of the Merger transactions, the Partnership contributed the Land to a subsidiary of Ivy. This transaction terminated the Land lease and resulted in the cessation of Land lease payments from Ivy to the Partnership. The Partnership received a credit to its capital account in Ivy of $26.5 million in consideration of the Land contribution.

Payments to Host Marriott, MII and their Subsidiaries

     The following table sets forth amounts paid by the Partnership to Host Marriott, MII and their subsidiaries for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                                              1997          1996           1995
                                                                          -----------   ------------    -----------
Payments to Host Marriott and subsidiaries:
    Administrative expenses...............................................$       196   $         65    $        84
    Cash distributions....................................................         --             10             30
                                                                          -----------   ------------    -----------
                                                                          $       196   $         75    $       114
                                                                          ===========   ============    ===========
Payments to MII and subsidiaries:
    Base management fee...................................................$     2,562   $      2,654    $     2,435
    Chain Services and MRP costs..........................................      1,968          2,685          2,431
                                                                          -----------   ------------    -----------
                                                                          $     4,530   $      5,339    $     4,866
                                                                          ===========   ============    ===========



                                     PART IV

ITEM 14.  EXHIBITS, SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES AND
                   REPORTS ON FORM 8-K

     (a) List of Documents Filed as Part of This Report

     (1) Financial  Statements

     All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

     (2) Financial Statement Schedules

     The following financial information is filed herewith on the pages indicated.

     III. Real Estate and Accumulated Depreciation

     All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits

     3.a Amended and Restated Agreement of Limited Partnership of Atlanta Marriott Marquis II Limited Partnership dated as of December 31, 1998.

     3.b HMA Realty Limited Partnership Limited Partnership Agreement by and between HMA-GP, Inc. and Ivy Street Hotel Limited Partnership dated as of January 29, 1998.

     3.c Fourth Restated Agreement of Limited Partnership of Ivy Street Hotel by and between (i) Atlanta Marriott Marquis II Limited Partnership and Portman Marquis Corp. and (ii) John C. Portman, Jr., Hopewell Group, Ltd., and Hopeport, Ltd. dated as of January 29, 1998.

     *10.1 Secured Note made by Ivy Street Hotel Limited Partnership to Marriott/Portman Finance Corporation dated as of July 10, 1990 for $199,000,000

     *10.2 Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents from Ivy Street Hotel Limited Partnership and Atlanta Marriott Marquis Limited Partnership, as Grantors to Marriott/Portman Finance Corporation, as Grantee dated as of July 10, 1990

     *10.3 Principal Guaranty by and between Host Marriott Corporation (formerly Marriott Corporation), as Guarantor, Marriott/Portman Finance Corporation, as Issuer, and Nations Bank of Georgia, National Association (formerly known as The Citizens and Southern National Bank), as Collateral Trustee, Senior Trustee and Subordinated Trustee, dated as of July 10, 1990.

     *10.4 Interest/Principal Guaranty by and between Host Marriott Corporation (formerly Marriott Corporation), as Guarantor, Marriott/Portman Finance Corporation, as Issuer, and Nations Bank of Georgia, National Association (formerly known as The Citizens and Southern National Bank), as Collateral Trustee, Senior Trustee and Subordinated Trustee, dated as of July 10, 1990.

     *10.5 First Amendment to Restated and Amended Hotel Management Agreement dated as of July 10, 1990.

     *10.6 Management Agreement between Ivy Street Hotel Limited Partnership and Marriott Hotels, Inc. dated May 10, 1985 (incorporated by reference to Exhibit 10.a to Form 10 dated March 31, 1986)

     *10.7 Land Purchase Agreement between Ivy Street Hotel Limited Partnership, Seller and Atlanta Marriott Marquis Limited Partnership, Purchaser dated as of May 28, 1985 (incorporated by reference to Exhibit 2.b to Form 10 filed March 31, 1986)

     10.8 Atlanta Marriott Marquis Hotel Ground Lease between Atlanta Marriott Marquis Limited Partnership, Landlord and Ivy Street Hotel Limited Partnership, Tenant dated as of May 28, 1985 (incorporated by reference to Exhibit 10.b to Form 10 filed March 31, 1986)

     10.9 Amended and Restated Management Agreement between HMA Realty Limited Partnership and New Marriott MI, Inc. dated as of January 3, 1998.

     10.10 Modification,  Subordination and Non-disturbance Agreement, Estoppel,
Assignment  and  Consent   Management   Agreement  between  HMA  Realty  Limited
Partnership and New Marriott MI, Inc. dated as of January 3, 1998.

     10.11 Loan Agreement Between HMA Realty Limited Partnership and Nomura Asset Capital Corporation dated as of January 30, 1998.

     10.12 Secured Promissory Note A made by HMA Realty Limited Partnership to Nomura Asset Capital Corporation dated as of January 30, 1998.

     10.13 Secured Promissory Note B made by HMA Realty Limited Partnership to Nomura Asset Capital Corporation dated as of January 30, 1998.

     10.14 Deed to Secure Debt, Assignment of Leases and Security Agreement made by HMA Realty Limited Partnership to Nomura Asset Capital Corporation dated as of January 30, 1998.

     27 Financial Data Schedule

     (b) REPORTS ON FORM 8-K

     A report on Form 8-K was filed on December 31, 1997.


     *  Incorporated   by  reference  to  the  same  numbered   exhibit  in  the
Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 which was filed on November 10, 1997.




                  ATLANTA MARRIOTT MARQUIS LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997


                        Gross Amount at December 31, 1997
                                 (in thousands)



                                 Initial Costs
                                                            Subsequent
                                             Buildings &    Costs                   Buildings &                Accumulated
                    Encumbrances   Land      Improvements   Capitalized   Land      Improvements   Total       Depreciation
Atlanta
Marriott Marquis
Atlanta, GA         $199,019       $12,565   $177,852       $4,829        $12,617   $182,629       $195,246    $43,007


                    Date of
                    Completion of  Date      Depreciation
                    Construction   Acquired  Life

                    1985           1985      50 years






                                                                            1995          1996          1997
                                                                                     (in thousands)
Notes:

(a)   Reconciliation of Real Estate:
      Balance at beginning of year..........................................$  194,117    $    194,423   $   195,214
         Capital expenditures...............................................       306             815           124
         Dispositions and other.............................................        --             (24)          (92)
                                                                            ----------    ------------   -----------
      Balance at end of year................................................$  194,423    $    195,214   $   195,246
                                                                            ==========    ============   ===========


(b)   Reconciliation of Accumulated Depreciation:
      Balance at beginning of year..........................................$   32,518    $     36,258   $    39,982
         Depreciation and amortization......................................     3,740           3,748         3,573
         Dispositions and other ............................................        --             (24)         (548)
                                                                            ----------    ------------   -----------
      Balance at end of year................................................$   36,258    $     39,982   $    43,007
                                                                            ==========    ============   ===========


     (c) The aggregate cost of land, buildings and improvements for Federal income tax purposes was approximately $155,841 at December 31, 1997.

     (d) The Hotel is pledged as collateral for the Partnership's mortgage debt of $199 million as of December 31, 1997.





                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on ________________, 1998.


                                    ATLANTA MARRIOTT MARQUIS LIMITED PARTNERSHIP

                                    By:      MARRIOTT MARQUIS CORPORATION
                                             General Partner


                                    By:      /s/  Patricia K. Brady
                                             Patricia K. Brady
                                             Vice President and Chief
                                                Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on ___________, 1997.


Signature                                           Title
                                                    MARRIOTT MARQUIS CORPORATION

/s/  Bruce F. Stemerman
Bruce F. Stemerman                                  President and Director


/s/  Christopher G. Townsend
Christopher G. Townsend                             Vice President, Director
                                                       and Secretary


/s/  Bruce D. Wardinski
Bruce D. Wardinski                                  Treasurer





                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on ____________________, 1998.



                                    ATLANTA MARRIOTT MARQUIS LIMITED PARTNERSHIP

                                    By:  MARRIOTT MARQUIS CORPORATION
                                         General Partner


                                    By:  /s/ Patricia K. Brady
                                         Patricia K. Brady
                                         Vice President and Chief
                                             Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on __________, 1997.


Signature                                           Title
                                                    MARRIOTT MARQUIS CORPORATION


/s/ Bruce F. Stemerman                              President and Director
Bruce F. Stemerman


/s/ Christopher G. Townsend                         Vice President, Director
Christopher G. Townsend                                and Secretary


/s/ Bruce D. Wardinski                              Treasurer
Bruce D. Wardinski







EXHIBIT 3.a.

                              AMENDED AND RESTATED
                        AGREEMENT OF LIMITED PARTNERSHIP
                                       OF
                 ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP

     This Amended and Restated Agreement of Limited Partnership dated as of the 31st day of December, 1997, is made and entered into by and among Marriott Marquis Corporation, a Delaware corporation, as general partner (the "General Partner") and Class B Limited Partner, and those persons who were Class A Limited Partners of the Original Partnership (defined below) as of the date of
the  Merger  (defined   below).

     WHEREAS, Atlanta Marriott Marquis Limited Partnership (the "Original Partnership") was formed pursuant to a Certificate and Agreement of Limited Partnership filed with the Secretary of State of Delaware on April 29, 1985. A Restated Certificate and Agreement of Limited Partnership was filed with the Secretary of State of Delaware on May 28, 1985;

     WHEREAS, on October 10, 1985, the General Partner, Christopher G. Townsend, as initial limited partner, and the Class A Limited Partners who purchased units of limited partnership interest (the "Units") in the Original Partnership in the private placement effected pursuant to a private placement memorandum dated May 10, 1985, (the "Private Placement Memorandum") entered into the Original Partnership Agreement (defined below);

     WHEREAS, the Partnership (defined below) was formed pursuant to a Certificate of Limited Partnership filed with the Secretary of State of Delaware on July 9, 1997, and the General Partner and Christopher G. Townsend, as initial limited partner (the "Withdrawing Partner"), entered into a Limited Partnership Agreement for the Partnership dated as of July 9, 1997 (the "Original AMMLP-II Agreement");

     WHEREAS, a statutory merger (the "Merger") of the Original Partnership with and into the Partnership was approved by the requisite vote of Partners pursuant to Section 17-211 of the Act (defined below);

     WHEREAS,   the  General   Partner  has  agreed  to  make  certain   capital
contributions to the Partnership in consideration of the receipt of the Class B Limited Partner Interest, as more fully described herein;

     WHEREAS, the parties to this Agreement wish to set forth the terms and conditions upon which the Partnership shall conduct its operations;

     NOW, THEREFORE, in consideration of the mutual agreements made herein, the parties hereby agree to continue the Partnership as follows:




                           ARTICLE ONE - DEFINED TERMS


     1.01 The defined terms used in this Agreement shall, unless the context otherwise requires, have the respective meanings specified in this Section 1.01.

     "Accounting Period" means the four-week accounting period having the same beginning and ending dates as the four-week accounting periods of the General Partner, except that an Accounting Period may occasionally contain an additional number of days when necessary to conform the Partnership's and the General Partner's accounting system to the calendar.

     "Act" means the Delaware Revised Uniform Limited Partnership Act, as the same may be amended from time to time.

     "Adjusted Basis" means the basis for determining gain or loss for Federal income tax purposes from the sale or other disposition of property, as defined in Section 1011 of the Code.

     "Adjusted Capital Account Deficit" means with respect to any Partner, the deficit balance, if any, in the Partner's Capital Account as of the end of the relevant Fiscal Year, after giving effect to the following adjustments:

     (i) credit to such Capital Account any amounts that the Partner is obligated to restore pursuant to any provision of this Agreement or pursuant to
Section 1.704-1(b)(ii)(c) of the Treasury Regulations, or is deemed obligated to restore pursuant to the penultimate sentences of sections 1.704-2(g)(1) and 1.704-2(i)(5) of the Treasury Regulations; and

     (ii) debit to such Capital Account the items described in Sections 1.704-1(b)(2)(ii)(d)(4), (5), and (6) of the Treasury Regulations.

     The foregoing definition of Adjusted Capital Account Deficit is intended to comply with the provisions of Section 1.704-1(b)(2)(ii)(d) of the Treasury Regulations and shall be interpreted consistently therewith.

     "Affiliate" or "Affiliated Person" means, when used with reference to a specified Person, (i) any Person that directly or indirectly through one or more intermediaries controls or is controlled by or is under common control with the specified Person, (ii) any Person that is an officer of, partner in or trustee of, or serves in a similar capacity with respect to, the specified Person or of which the specified Person is an officer, partner or trustee, or with respect to which the specified Person serves in a similar capacity, (iii) any Person that, directly or indirectly, is the beneficial owner of ten percent (10%) or more of any class of equity securities of the specified Person or of which the specified Person is directly or indirectly the owner of ten percent (10%) or more of any class of equity securities, and (iv) any relative or spouse of the specified Person who makes his or her home with that of the specified Person. Affiliate or Affiliated Person of the Partnership or the General Partner does not include a Person who is a Partner of, or in a partnership or joint venture with the Partnership or any other Affiliated Person if such Person is not otherwise an Affiliate or Affiliated Person of the Partnership or the General Partner. Notwithstanding the foregoing, no corporation whose common stock is listed on a national securities exchange or authorized for inclusion on the NASDAQ national market, or any subsidiary thereof, shall be an "affiliate" of the General Partner or any Affiliate thereof unless a Person (or Persons if such Persons would be treated as part of the same group for purposes of Section 13(d) or 13(g) of the Securities Exchange Act of 1934) directly or indirectly owns twenty percent (20%) or more of the outstanding common stock of the General Partner and such other corporation.

     "Agreement"   means  this  Amended  and   Restated   Agreement  of  Limited
Partnership, as originally executed and as hereafter amended or modified from time to time.

     "Capital Account" means, with respect to a Partner, such Partner's total Capital Contribution, increased or decreased as provided for in this Agreement. As a result of the Merger, the Capital Account in the Partnership of each Partner who was a partner in the Original Partnership shall be the same immediately prior to the restatement described in Section 3.04(C) as it was in the Original Partnership at the time of the Merger. The Capital Account of the Withdrawing Partner shall be zero ($0).

     "Capital Contribution" means, with respect to any Partner, the total amount of money contributed to the Partnership or the Original Partnership by such Partner.

     "Capital Proceeds" means Sale Proceeds and/or Refinancing Proceeds.

     "Cash Available for Distribution" means, with respect to any fiscal period, the revenues of the Partnership from all sources during such fiscal period less
(i) all cash expenditures of the Partnership during such fiscal period, including, without limitation, debt service, and any partnership administrative expenses, and (ii) such reserves as may be determined by the General Partner, in its sole discretion, to be necessary to provide for the foreseeable needs of the Partnership, but shall not include Capital Contributions or Capital Proceeds.

     "Class A Limited Partner" means any Person admitted to the Partnership pursuant to the Merger who or which was a Class A Limited Partner of the Original Partnership, or any Person who, at the time of reference thereto, is a Class A Limited Partner.

     "Class B Limited Partner" means Marriott Marquis Corporation, or any Person who, at the time of reference thereto, is a Class B Limited Partner.

     "Class A Preferred Return" means the second priority return of 5% per annum to be paid to the Class A Limited Partners in respect of their Invested Capital, which Class A Preferred Return, to the extent not paid in any Fiscal Year, shall be paid out of Capital Proceeds in accordance with Section 4.02(B)(4). The Class A Preferred Return shall rank pari passu with the General Partner Preferred Return.

     "Class B Preferred Return" means the first priority return of 13.5% per annum to be paid to the Class B Limited Partner in respect of its Invested Capital, which Class B Preferred Return, to the extent not paid in any Fiscal Year, shall accrue and compound at the annual rate of 13.5%.

     "Code" means the Internal Revenue Code of 1986, as amended (or any corresponding provision or provisions of succeeding law).

     "Consent" means either (a) the consent given by vote at a meeting called and held in accordance with the provisions of Section 10.01, or (b) a prior written consent required or permitted to be given pursuant to this Agreement or the act granting such consent, as the context may require.

     "Depreciation" means for each Fiscal Year or other period, an amount equal to the depreciation, amortization, or other cost recovery deduction allowable with respect to an asset for such year or other period, except that if the Gross Asset Value of an asset differs from its adjusted basis for federal income tax purposes at the beginning of such year or other period, Depreciation shall be an amount which bears the same ratio to such beginning Gross Asset Value as the federal income tax depreciation, amortization, or other cost recovery deduction for such year or other period bears to such beginning adjusted tax basis; provided, however, that if the federal income tax depreciation, amortization, or other cost recovery deduction for such year is zero, Depreciation shall be determined with reference to such beginning Gross Asset Value using any reasonable method selected by the General Partner.

     "Extraordinary Profits" means any net taxable gain, as reflected on the Partnership's federal income tax return, attributable to a transaction which generates Capital Proceeds.

     "Fiscal Quarter" means, for the respective fiscal periods in any year, (i) the period beginning on January 1, and having the same ending date as the General Partner's 12 week fiscal first quarter, (ii) the same period of time as the General Partner's second fiscal quarter, (iii) the same period of time as the General Partner's third fiscal quarter, and (iv) the period from the end of the General Partner's third fiscal quarter through December 31 in such Fiscal Year.

     "Fiscal Year" means the fiscal year of the  Partnership  as  established in
Section 9.02.

     "General   Partner"  means  Marriott   Marquis   Corporation,   a  Delaware
corporation and a wholly owned (direct or indirect) subsidiary of Host, and its successors or permitted assigns.

     "General Partner Preferred Return" means the second priority return of 5% per annum to be paid to the General Partner in respect of its Invested Capital, which General Partner Preferred Return, to the extent not paid in any Fiscal Year, shall be paid out of Capital Proceeds in accordance with Section 4.02(B)(4). The General Partner Preferred Return shall rank pari passu with the Class A Preferred Return.

     "Gross Asset Value" means, with respect to any asset, the asset's Adjusted Basis, except as follows:

     (i) the initial Gross Asset Value of any asset contributed by a Partner to the Partnership shall be the gross fair market value of such asset, as reasonably determined by the General Partner.

     (ii) the Gross Asset Values of all Partnership's assets shall be adjusted to equal their respective gross fair market values immediately prior to the following times: (a) the acquisition of an additional interest in the Partnership by any new or existing Partner in exchange for more than a de minimis Capital Contribution; (b) the distribution by the Partnership to a Partner of more than a de minimis amount of Partnership property as consideration for an Interest in the Partnership; and (c) the liquidation of the Partnership or a Partner's Interest in the Partnership. The determination of fair market values will be made by the General Partner in its reasonable discretion. No adjustment shall be made if the General Partner determines that an adjustment is not required in order to reflect the relative economic interests of the Partners. If the Gross Asset Value of an asset has been determined or adjusted pursuant to Clause (i) or (ii) of this definition, such Gross Asset Value shall thereafter be adjusted by the Depreciation taken into account with respect to such asset for purposes of computing Profits and Losses. The Gross Asset Value of an asset distributed by the Partnership to a Partner shall equal the fair market value of such asset at the time of such distribution.

     "Host" means Host Marriott Corporation, a Delaware corporation.

     "Hotel" means the Atlanta Marriott Marquis Hotel in Atlanta, Georgia, including, without limitation, the Land which the Partnership is contributing to the Hotel Partnership in accordance with the Hotel Partnership Agreement.

     "Hotel Partnership" means the Ivy Street Hotel Limited Partnership, a Georgia limited partnership.

     "Hotel Partnership Agreement" means the Third Restated Agreement of Limited Partnership of Ivy Street Hotel Limited Partnership, as the same may be amended from time to time.

     "Hotel Partnership Debt" means any indebtedness for borrowed money incurred by the Hotel Partnership.

     "Interest" means the entire interest of a Partner in the Partnership at any particular time, including the right of such Partner to any and all benefits to which a Partner may be entitled as provided in this Agreement, together with the obligations of such Partner to comply with all the terms and provisions of this Agreement. For purposes of voting, a Partner's Interest in the Partnership shall be such Partner's Percentage Interest.

     "Invested Capital" means the excess, if any, of paid in Capital Contributions of a Partner (whether the same have been made to the Partnership or to the Original Partnership and attributed to the Partnership by reason of the Merger) over any distributions to such Partner of Capital Proceeds pursuant to Section 4.02(B)(3) in the case of the Class B Limited Partner and Section 4.02(B)(5) in the case of the General Partner and the Class A Limited Partners.

     "Investor List" means that list, required by Section 6112 of the Code, identifying Persons to whom Interests in the Original Partnership were sold, such Persons' addresses and taxpayer identification numbers, the dates on which the Interests were acquired and the name and tax shelter registration number of the Partnership, and such other information as may be required by Treasury Regulations to be included therein.

     "IRS" means the Internal Revenue Service.

     "Land" means all of the land on which the Atlanta Marriott Marquis Hotel is located, principally that tract or parcel of land being Land Lot 51 of the 14th District of Fulton County, Georgia, as legally described in Exhibit 1 attached hereto.

     "Limited Partner" means any limited partner of the Partnership (whether the Class A Limited Partners, the Class B Limited Partner or a Substituted Limited Partner).

     "Majority in Interest" means, with respect to any specified class of Limited Partner, more than fifty percent (50%) of the Percentage Interest within such class; provided, if no class of Limited Partner is specified, the term shall mean more than fifty percent (50%) of the Percentage Interest of all of the Limited Partners in the Partnership.

     "Manager" means any Person who may from time to time act as manager of the Hotel; as of the date of this Agreement, the Manager is Marriott International, Inc., a Delaware corporation.

     "Management Agreement" means the management agreement entered into between the Hotel Partnership and the Manager as such agreement may be modified or amended in accordance with its terms.

     "Merger" means the partnership merger transaction pursuant to which the Original Partnership merged with and into the Partnership such that the Partnership is the resulting entity for Delaware state law purposes, but the Original Partnership is the continuing entity for purposes of Federal income tax law.

     "Mortgage Debt" means any loan provided to the Hotel Partnership which is secured by the Hotel and the Land as collateral.

     "Nomura Refinancing" means the refinancing of the first mortgage secured as of the date of this Agreement by the Hotel, in the aggregate principal amount of One Hundred Ninety-Nine Million Dollars ($199,000,000), which the Hotel Partnership intends to refinance.

     "Nonrecourse Deductions" has the meaning set forth in Treasury Regulations Sections 1.704-2(b)(1) and (c). The amount of Nonrecourse Deductions for a Fiscal Year equals the excess, if any, of the net increase, if any, in the amount of Partnership Minimum Gain during that Fiscal Year over the aggregate amount of any distributions during that Fiscal Year of proceeds of a Nonrecourse Liability that are allocable to an increase in Partnership Minimum Gain, determined according to the provisions of Treasury Regulations Section 1.704-2(c).

     "Nonrecourse  Liability" has the meaning set forth in Treasury  Regulations
Section 1.752-1(a)(2).

     "Notification" means a written notice, containing the information required by this Agreement to be communicated to any Person, sent by registered, certified or regular mail to such Person at the last known address of such Person; provided, however, that any communication containing such information sent to such Person and actually received by such Person shall constitute Notification for all purposes of this Agreement.

     "Original AMMLP-II Agreement" means the Limited Partnership Agreement of the Partnership entered into by the General Partner and the Withdrawing Partner as of July 9, 1997.

     "Original Partnership" means Atlanta Marriott Marquis Limited Partnership, the predecessor to the partnership merged with and into the Partnership in the Merger.

     "Original Partnership Agreement" means the Amended and Restated Agreement of Limited Partnership of the Original Partnership dated as of May 28, 1995.

     "Partner Minimum Gain" means an amount, with respect to each Partner Nonrecourse Debt, equal to the Partnership Minimum Gain that would result if such Partner Nonrecourse Debt were treated as a Nonrecourse Liability, determined in accordance with Treasury Regulations Section 1.704-2(i).

     "Partner   Nonrecourse   Debt"  has  the  meaning  set  forth  in  Treasury
Regulations Section 1.704-2(b)(4).

     "Partner Nonrecourse Deductions" has the meaning set forth in Treasury Regulations Section 1.704-2(i). The amount of Partner Nonrecourse Deductions with respect to a Partner Nonrecourse Debt for a Fiscal Year equals the excess, if any, of the net increase, if any, in the amount of Partner Minimum Gain attributable to such Partner Nonrecourse Debt during that Fiscal Year over the aggregate amount of any distributions during that Fiscal Year to the Partner that bears the economic risk of loss for such Partner Nonrecourse Debt to the extent such distributions are from the proceeds of such Partner Nonrecourse Debt and are allocable to an increase in Partner Minimum Gain attributable to such Partner Nonrecourse Debt, determined in accordance with Treasury Regulations
Section 1.704-2(i)(2).

     "Partners" means, collectively, the Limited Partners as constituted from time to time and the General Partner.

     "Partnership" means Atlanta Marriott Marquis II Limited Partnership, the limited partnership formed under the Act and continued pursuant to this Agreement by the parties hereto, as said Partnership may from time to time be constituted.

     "Partnerships" means, collectively, the Partnership, the Hotel Partnership and any entity established to own the Property for financing purposes.

     "Partnership Debt" means any indebtedness for borrowed money incurred by the Partnership.

     "Partnership Merger Agreement" means that certain merger agreement having an effective date of even date herewith between the Original Partnership and the Partnership, pursuant to which the Merger has occurred, and pursuant to which the partners of the Original Partnership as of the date hereof have become Partners of the Partnership.

     "Partnership   Minimum   Gain"  has  the  meaning  set  forth  in  Treasury
Regulations Sections 1.704-2(b)(2) and (d).

     "Percentage Interest" means, as to any Partner, subject to the matters discussed in Section 4.02(C) hereof, such Partner's Interest in the Partnership expressed as a percentage of all of the Interests owned by Partners within a particular class of Interests or the entirety of the Partnership, as the case may be. The Percentage Interest of the General Partner shall be determined by dividing the Capital Contributions made by the General Partner pursuant to the Original Partnership Agreement by the aggregate Capital Contributions made to the Partnership and the Original Partnership. The Percentage Interest of any Class A Limited Partner shall be determined by (i) dividing the Capital Contributions made by the Class A Limited Partners in the aggregate pursuant to the Original Partnership Agreement by the aggregate Capital Contributions made to the Partnership and the Original Partnership, (ii) establishing a percentage per Unit (based on the $100,000 per Unit paid) and multiplying that percentage by the number of Units owned by such Class A Limited Partner. The Percentage Interest of the Class B Limited Partner shall be determined by dividing the Capital Contributions made by the Class B Limited Partner pursuant to Section 3.04(B) by the aggregate Capital Contributions made to the Partnership and the Original Partnership.

     "Person" means any individual, partnership, limited liability company, corporation, trust or other legal entity.

     "Profits and Losses" means for each Fiscal Year or other period, an amount equal to the Partnership's taxable income or loss for such year or period, determined in accordance with Code Section 703(a) (for this purpose, all items of income, gain, loss, or deduction required to be stated separately pursuant to Code Section 703(a)(1) shall be included in taxable income or loss), with the following adjustments:

     (A) Any income of the Partnership that is exempt from federal income tax and not otherwise taken into account in computing Profits or Losses pursuant to this definition shall be added to such taxable income or loss;

     (B) Any expenditures of the Partnership described in Code Section 705(a)(2)(B) or treated as Code Section 705(a)(2)(B) expenditures pursuant to Treasury Regulations Section 1.704-1(b)(2)(iv)(i), and not otherwise taken into account in computing Profits or Losses pursuant to this definition shall be subtracted from such taxable income or loss;

     (C) In the event the Gross Asset Value of any Partnership asset is adjusted pursuant to (B) or (C) of the definition of Gross Asset Value, the amount of such adjustment shall be taken into account as gain or loss from the disposition of such asset for purposes of computing Profits or Losses;

     (D) Gain or loss resulting from any disposition of Partnership assets with respect to which gain or loss is recognized for federal income purposes shall be computed by reference to the Gross Asset Value of the property disposed of, notwithstanding that the adjusted tax basis of such property differs from its Gross Asset Value;

     (E) In lieu of the depreciation, amortization, and other cost recovery deductions taken into account in computing such taxable income or loss, there shall be taken into account Depreciation for such Fiscal Year or other period, computed in accordance with the definition of Depreciation; and

     (F) Notwithstanding any other provisions of this definition, any items which are specially allocated pursuant to Section 4.01(D) hereof shall not be taken into account in computing Profits or Losses.

     "Project" means the Land and the Hotel, taken together.

     "Refinancing" means any refinancing or borrowing (including sale and leasebacks on which no taxable gain is recognized for Federal income tax purposes) by either of the Partnerships, the proceeds of which are applied to the repayment of previously incurred debt of either of the Partnerships, or borrowed for distributions to the partners of either of the Partnerships. The term "Refinancing" shall include the Nomura Refinancing.

     "Refinancing Proceeds" means the net proceeds from any Refinancing.

     "Sale Proceeds" means (a) any proceeds received by the Partnership from (i) the sale or other disposition of all or a portion of the entire general partnership interest of the Partnership in the Hotel Partnership or (ii) the liquidation of the Partnership's property in connection with a dissolution of the Partnership (in excess of the outstanding indebtedness and other liabilities of the Partnership) and (b) any proceeds (i) received by the Hotel Partnership from (A) the exchange, condemnation, eminent domain taking, casualty, sale or other disposition of the Hotel or all or substantially all of the Hotel Partnership's assets or (B) the liquidation of the Hotel Partnership's property following a dissolution of the Hotel Partnership and (ii) distributed to the Partnership.

     "Substituted Limited Partner" means any person admitted to the Partnership as a Class A Limited Partner or Class B Limited Partner pursuant to the provisions of Section 7.02.

     "Substituted Class A Limited Partner" means any Person admitted to the Partnership as a Class A Limited Partner pursuant to the provisions of Section 7.02.

     "Substituted Class B Limited Partner" means any Person admitted to the Partnership as a Class B Limited Partner pursuant to Section 7.02.

     "Tax Matters Partner" means the General Partner.

     "Treasury Regulations" means the income tax regulations promulgated by the Department of the Treasury.

     "Unit" means the Interest of a Class A Limited Partner represented by a Capital Contribution of $100,000.

     "Withdrawing Partner" means Christopher G. Townsend, who was the sole Limited Partner of the Partnership prior to the Merger.




       ARTICLE TWO - FORMATION, NAME, PLACE OF BUSINESS, PURPOSE AND TERM


     2.01 Continuation. The parties do hereby continue the Partnership pursuant to the provisions of the Act.

     2.02 Name and Offices. The name of the Partnership shall be Atlanta Marriott Marquis II Limited Partnership. The principal offices of the Partnership shall be located at 10400 Fernwood Road, Bethesda, Maryland 20817 or at such other place or places as the General Partner may from time to time determine. The registered office of the Partnership in the State of Delaware shall be in the City of Wilmington, County of New Castle, and the registered agent in charge thereof shall be Corporation Service Company, 1013 Centre Road, Wilmington, Delaware 19805.

     2.03 Purpose. The purpose of the Partnership is, without limitation, to (i) acquire and own a general partnership interest in the Hotel Partnership, and
(ii) to engage in any other activities related or incidental thereto as more fully set forth in Section 5.01 hereof.

     2.04 Term. The term of the Partnership shall continue in full force and effect from the date of the filing of the original Certificate of Limited Partnership until December 31, 2085, or until dissolution prior thereto pursuant to the provisions of Article Eight.

     2.05 Agent for Service of Process. The agent for service of process of the Partnership shall be Corporation Service Company, 1013 Centre Road, Wilmington, Delaware 19805.




                      ARTICLE THREE - PARTNERS AND CAPITAL


     3.01 General Partner. The General Partner of the Partnership shall be Marriott Marquis Corporation, a Delaware corporation and wholly owned subsidiary of Host, having its principal executive offices at 10400 Fernwood Road, Bethesda, Maryland 20817.

     3.02 Limited Partners.

     (A) The names and addresses of the Class A Limited Partners, the amount of their agreed upon Capital Contributions and the number of Units held by them are set forth in Schedule I of this Agreement.

     (B) The Class B Limited Partner is Marriott Marquis Corporation, a Delaware corporation.

     (C) Simultaneously with the execution hereof, the Withdrawing Partner shall withdraw from the Partnership.

     3.03 Capital  Contributions  by General  Partner.

     The General Partner has made Capital Contributions to the Original Partnership and, therefore, to the Partnership, in the amount of Five Hundred Thirty-Six Thousand Dollars ($536,000).

     3.04 Capital Contributions by Class A and Class B Limited Partners; Adjustment of Capital Accounts.

     (A) For all purposes of this Agreement, the aggregate Capital Contribution of each Class A Limited Partner to the Original Partnership as credited to their respective Capital Accounts is acknowledged to be One Hundred Thousand Dollars ($100,000) per Unit. As a result of the Merger, the Capital Contribution of each Class A Limited Partner to the Partnership shall similarly be equal to One Hundred Thousand Dollars ($100,000) per Unit. Each such Class A Limited Partner shall be credited with a Capital Account equal to such Class A Limited Partner's capital account in the Original Partnership immediately prior to the Merger.

     (B) The Class B Limited Partner, in its capacity as Class B Limited Partner, made no Capital Contribution to the Original Partnership. The Class B Limited Partner will make Capital Contributions sufficient to enable the Partnership to provide the Hotel Partnership with funds necessary to (i) undertake repair of the facade of the Hotel; (ii) undertake refurbishment of the rooms in the Hotel; (iii) provide working capital reserves for the Hotel; (iv) upon consummation of the Nomura Refinancing, provide funds necessary to satisfy any shortfall in repayment of the Mortgage Debt existing as of the date of such Nomura Refinancing; (v) satisfy any shortfall in the payments made to Limited Partners on account of the lease of the Land by the Original Partnership to the Hotel Partnership; (vi) provide for any reserves deemed necessary or reasonably necessary in connection with the Nomura Refinancing; and (vii) pay all transaction costs associated with the formation of the Partnership, the Partnership Merger, the Nomura Refinancing and any other transactions attendant thereto. The Class B Limited Partner shall make the Capital Contributions described in (i) through (iv) above solely to the extent the Partnership's capital needs exceed available capital of the Partnership and the Hotel Partnership. The maximum Capital Contribution the Class B Limited Partner shall be obligated to make under this Section 3.04(B) shall be Seventy-Five Million Dollars ($75,000,000). The Class B Limited Partner shall make the Capital Contributions under this Section 3.04(B) as and when needed by the Partnership and the Hotel Partnership. Immediately after the Merger, the Class B Limited Partner shall contribute the first Six Million Dollars ($6,000,000) of such aggregate Capital Contribution, which the Partnership shall, in turn, contribute to the Hotel Partnership to commence the facade repair, the renovation of rooms, pay certain transaction costs incurred by the Partnership and the Hotel Partnership, and provide working capital for the Hotel Partnership.

     (C) In connection with the additional Capital Contribution of Six Million Dollars ($6,000,000) referenced in Section 3.04(B), the Capital Accounts of the Partners shall be adjusted as provided in Treasury Regulations Section 1.704-1(b)(2)(iv)(f) as set forth in Exhibit 2 hereto.

     3.05 Partnership Capital. The Capital Contribution of each Partner shall be credited to each such Partner's Capital Account. Each Partner's Capital Account shall be credited for (i) the amount of such Partner's Capital Contributions, and (ii) the amount of Profits allocated to such Partner under this Agreement, and such Capital Account shall be debited for (i) the Gross Asset Value of any asset distributed to such Partner, and (ii) the amount of Losses allocated to such Partner under this Agreement. The foregoing is intended to comply with Treasury Regulations Section 1.704-1(b)(2)(iv). Any transferee of a Partner's Interest shall succeed to that transferor's Capital Account.

     3.06 Liability of the Limited Partners. No Limited Partner shall be liable for the debts, liabilities, contracts or any other obligations of the Partnership. Limited Partners shall not be required to lend any funds to the Partnership or, after their Capital Contributions have been paid, to make any further Capital Contributions to the Partnership or to repay to the Partnership, any Partner or to any creditor of the Partnership any portion or all of any negative balance of a Limited Partner's Capital Account.

     3.07 Voluntary Additional Financing.

     (A) Capital Contributions. Upon the request of the General Partner, the Class B Limited Partner may (but shall not be required to) make additional Capital Contributions in the amount of any required additional funds. In the event additional Capital Contributions are so made, such Capital Contributions shall be made on the same terms and conditions as the initial Class B Limited Partner Capital Contribution, and such additional Capital Contribution shall be entitled to receive the Class B Preferred Return. The foregoing notwithstanding, the aggregate amount which may be advanced under this Section 3.07(A) without the Consent of a Majority in Interest, shall be Twenty Million Dollars
($20,000,000), and any Capital Contributions made pursuant to this Section 3.07(A) shall not affect the Partners' respective Percentage Interests in the Partnership.

     (B) Loans. The General Partner may (but shall not be required to) make loans to the Partnership in the amount of any required additional funds. In the event any loans are so made, such loans shall be made on terms and conditions, including interest rate and amortization (if any) which the General Partner reasonably determines are then prevailing in the marketplace for similar loans taking into account the nature and historical performance of the Project.




       ARTICLE FOUR - ALLOCATIONS OF PROFITS AND LOSSES AND DISTRIBUTIONS


     4.01 Allocation of Profit and Loss. The income, profits, gains, losses, deductions and credits of the Partnership shall be determined in accordance with the capital accounting rules and principles established by Code Sections 702 and 704 and the regulations thereunder and, to the extent not inconsistent therewith, in accordance with generally accepted accounting principles, and shall be allocated each Fiscal Year as follows and in the following order of priority:

     (A) After giving effect to the special allocations set forth in Section 4.01(D) hereof, Profits (other than Extraordinary Profits) for any Fiscal Year shall be allocated as follows:

     (1) First, in any Fiscal Year in which the Partnership has Cash Available for Distribution pursuant to Section 4.02(A), Profits shall be allocated first among the Partners to the extent of and in proportion to the Cash Available for Distribution that is distributed to them pursuant to Section 4.02(A);

     (2)  Second,  Profits  in excess of those  allocated  pursuant  to  Section
4.01(A), if any, shall be allocated to the Partners based on their negative Capital Account balances (taking into account for this purpose the Capital Contributions made pursuant to this Agreement but not taking into account the revaluation of Capital Accounts pursuant to Section 3.04(C) hereof), pro rata in accordance with such negative Capital Account balances, until such negative Capital Accounts have been eliminated; and

     (3) The balance of Partnership Profits, if any, shall be allocated to the Partners in proportion to their Percentage Interests.

     (B) After giving effect to the allocations set forth in Section 4.01(A) and the special allocations set forth in Section 4.01(D) hereof, Extraordinary Profits for any Fiscal Year shall be allocated as follows:

     (1) First, to all Partners whose Capital Accounts have a negative balance (taking into account for this purpose the Capital Contributions made pursuant to this Agreement but not taking into account the revaluation of Capital Accounts pursuant to Section 3.04(C) hereof), pro rata in accordance with such negative Capital Accounts, until such negative Capital Accounts have been eliminated; and

     (2) Thereafter, in the same manner and in accordance with the priority of distribution as Capital Proceeds are to be distributed to the Partners in accordance with Section 4.02(B) hereof.

     (C) After giving effect to the special allocations set forth in Section 4.01(D) hereof, Losses for any Fiscal Year shall be allocated as set forth in
Section 4.01(C)(1) hereof, subject to the limitation in Section 4.01(C)(2) hereof.

     (1) Losses for any Fiscal Year shall be allocated in the following order of priority:

     (a) First, one hundred percent (100%) to the Partners in proportion to and to the extent of their positive Capital Accounts until all Capital Accounts have been reduced to zero; and

     (b) The balance, if any, to the Partners in proportion to their Percentage Interests.

     (2) The Losses allocated pursuant to Section 4.01(C)(1) hereof shall not exceed the maximum amount of Losses that can be so allocated without causing any Limited Partner to have an Adjusted Capital Account Deficit at the end of any Fiscal Year. In the event some but not all of the Limited Partners would have Adjusted Capital Account Deficits as a consequence of an allocation of Losses pursuant to Section 4.01(C)(1) hereof but for this Section 4.01(C)(2), the limitation set forth in this Section 4.01(C)(2) shall be applied on a Limited Partner by Limited Partner basis so as to allocate the maximum permissible Losses to each Limited Partner under Treasury Regulations Section 1.704-1(b)(2)(ii)(d). All Losses in excess of the limitations set forth in this
Section 4.01(C)(2) shall be allocated to the General Partner.

     (D) Special Allocations. The following special allocations shall be made in the following order:

     (1) Minimum Gain Chargeback. Notwithstanding any other provision of the foregoing Sections 4.01(A), (B) or (C), if there is a net decrease in Partnership Minimum Gain during any Fiscal Year, then, to the extent required by Treasury Regulations Section 1.704-2(f), each Partner shall be specially allocated items of Partnership income and gain for such year (and, if necessary, subsequent years) in an amount equal to such Partner's share of the net decrease in Partnership Minimum Gain, determined in accordance with Treasury Regulations
Section 1.704-2(g)(2). The items to be so allocated shall be determined in accordance with Treasury Regulations Sections 1.704-2(f)(6) and 1.704-2(j). This
Section 4.01(D)(1) is intended to comply with the minimum gain chargeback requirement in Treasury Regulations Section 1.704-2(f) and shall be interpreted consistently therewith.

     (2) Partner Minimum Gain Chargeback. Notwithstanding any other provision of Sections 4.01(A)-(F) hereof except Section 4.01(D)(1), if there is a net decrease in Partner Minimum Gain attributable to a Partner Nonrecourse Debt during any Fiscal Year, then, to the extent required by Treasury Regulations
Section 1.704-2(i)(4), each Partner who has a share of the Partner Minimum Gain attributable to such Partner Nonrecourse Debt, determined in accordance with Treasury Regulations Section 1.704-2(i)(5), shall be specially allocated items of Partnership income and gain for such year (and, if necessary, subsequent years) in an amount equal to such Partner's share of the net decrease in Partner Minimum Gain attributable to such Partner Nonrecourse Debt, determined in accordance with Treasury Regulations Section 1.704-2(i)(4). The items to be so allocated shall be determined in accordance with Treasury Regulations Sections 1.704-2(i)(4) and 1.704-2(j). This Section 4.01(D)(2) is intended to comply with the minimum gain chargeback requirement in Treasury Regulations Section 1.704-2(i)(4) and shall be interpreted consistently therewith.

     (3) Qualified Income Offset. In the event any Limited Partner unexpectedly receives any adjustments, allocations, or distributions described in Treasury Regulations Sections 1.704-1(b)(2)(ii)(d)(4), (5) or (6), items of Partnership income and gain (consisting of a pro rata portion of each item of Partnership income, including gross income, and gain for such year) shall be specially allocated to such Partner in an amount and manner sufficient to eliminate, to the extent required by the Treasury Regulations, the Adjusted Capital Account Deficit of such Partner as quickly as possible, provided that an allocation pursuant to this Section 4.01(D)(3) shall be made if and only to the extent that such Partner would have an Adjusted Capital Account Deficit after all other allocations provided for in Sections 4.01(A)-(F) hereof have been tentatively made as if this Section 4.01(D)(3) were not in the Agreement.

     (4) Gross Income Allocation. In the event any Limited Partner has a deficit Capital Account at the end of any Fiscal Year that is in excess of the sum of
(i) the amount such Partner is obligated to restore, and (ii) the amount such Partner is deemed to be obligated to restore pursuant to the penultimate sentences of Treasury Regulations Sections 1.704-2(g)(1) and 1.704-2(i)(5), such Partner shall be specially allocated items of Partnership income and gain (consisting of a pro rata portion of each item of Partnership income, including gross income, and gain for such year) in the amount of such excess as quickly as possible, provided that an allocation pursuant to this Section 4.01(D)(4) shall be made if and only to the extent that such Partner would have a deficit Capital Account in excess of such sum after all other allocations provided for in Sections 4.01(A)-(F) hereof have been tentatively made as if Section 4.01(D)(3) and this Section 4.01(D)(4) were not in the Agreement.

     (5) Nonrecourse Deductions. Nonrecourse Deductions for any Fiscal Year or other period shall be specially allocated to the Partners in proportion to their Percentage Interests.

     (6) Partner Nonrecourse Deductions. Any Partner Nonrecourse Deductions for any Fiscal Year or other period shall be specially allocated to the Partner who bears the economic risk of loss with respect to the Partner Nonrecourse Debt to which such Partner Nonrecourse Deductions are attributable in accordance with Treasury Regulations Section 1.704-2(i)(1).

     (7) Section 754 Adjustment. To the extent an adjustment to the adjusted tax basis of any Partnership Asset pursuant to Code Section 734(b) or Code Section 743(b) is required, pursuant to Treasury Regulations Section 1.704-1(b)(2)(iv)(m), to be taken into account in determining Capital Accounts, the amount of such adjustment to the Capital Accounts shall be treated as an item of gain (if the adjustment increases the basis of the asset) or loss (if the adjustment decreases such basis), and such gain or loss shall be specially allocated to the Partners in a manner consistent with the manner in which their Capital Accounts are required to be adjusted pursuant to such Treasury Regulations Section.

     (E) Other Allocation Rules.

     (1) For purposes of determining the Profits, Losses or any other items allocable to any period, Profits, Losses and any such other items shall be determined on a daily, monthly, or other basis, as determined by the General Partner using any permissible method under Code Section 706 and the Treasury Regulations thereunder.

     (2)  Except  as  otherwise  provided  in  this  Agreement,   all  items  of
Partnership income, gain, loss, deduction and any other allocations not otherwise provided for shall be divided among the Partners in the same proportions as they share Profits and Losses, as the case may be, for the year.

     (3) The Partners are aware of the income tax consequences of the allocations made by Sections 4.01(A)-(F) hereof and hereby agree to be bound by the provisions of Sections 4.01(A)-(F) hereof in reporting their shares of Partnership income and loss for income tax purposes.

     (4) Solely for purposes of determining a Partner's proportionate share of the "excess nonrecourse liabilities" of the Partnership within the meaning of Treasury Regulations Section 1.752-3(a)(3), the Partners' interests in Partnership profits shall be equal to their Percentage Interests.

     (F) Tax Allocations: Code Section 704(c).

     (1) In accordance with Code Section 704(c) and the Treasury Regulations thereunder, income, gain, loss and deduction with respect to any property contributed to the capital of the Partnership shall, solely for tax purposes, be allocated among the Partners so as to take account of any variation between the adjusted basis of such property to the Partnership for federal income tax purposes and its initial Gross Asset Value (computed in accordance with the definition herein).

     (2) In the event the Gross Asset Value of any Partnership Asset is adjusted, subsequent allocations of income, gain, loss and deduction with respect to such asset shall take account of any variation between the adjusted basis of such asset for federal income tax purposes and its Gross Asset Value in the same manner as under Code Section 704(c) and the Treasury Regulations thereunder.

     (3) Any elections or other decisions relating to such allocations shall be made by the General Partner in any manner that reasonably reflects the purpose and intention of this Agreement. Allocations pursuant to this Section 4.01(F) are solely for purposes of federal, state and local taxes and shall not affect, or in any way be taken into account in computing, any Partner's Capital Account or share of Profits, Losses, other items, or distributions pursuant to any provision of this Agreement.

     (4) Consistent with this Section 4.01(F), in connection with the restatement of the Partners' Capital Accounts pursuant to Section 3.04(C), the Partners' shares of depreciation, depletion, amortization, and gain or loss, as computed for federal income tax purposes, with respect to the Project, shall be determined so as to take into account the variation between the adjusted tax basis of the Project and the Gross Asset Value of the Project using the principles of Code Section 704(c) as required by Treasury Regulations Sections 1.704-1(b)(2)(iv)(f)(4) and 1.704-1(b)(4)(i).

     (G) It is the intent of the Partners that each Partner's distributive share of income, gain, loss, deduction, or credit (or item thereof) shall be allocated in accordance with this Article Four to the fullest extent permitted by and in a manner intended to comply with Section 704(b) of the Code. Such compliance shall include compliance with the provisions of the Treasury Regulations dealing with "qualified income offsets" and "minimum gain chargebacks." Moreover, in conjunction with the "book-up" set forth in Section 3.04(C) hereof, "Section 704(c) principles" shall apply to the amount of the "book-up" of the Partners. Recognizing the complexity of the allocations contained in this Article Four, in order to preserve and protect the allocations provided for in this Article Four, and to attempt to comply with the Treasury Regulations, the General Partner, upon obtaining the advice of counsel to the Partnership, is authorized and directed to allocate income, gain, loss, deduction or credit (or item thereof) arising in any year (the "New Allocation") differently than otherwise provided for in this Article Four if, and to the extent that, the allocations under this Article Four would not fully conform with Section 704(b) of the Code, but only so long as no Limited Partner is materially affected thereby. Any New Allocation made pursuant to this Section 4.01(G) shall be deemed to be a complete substitute for any allocation otherwise provided for in this Article Four, and no amendment of the Partnership Agreement or approval of any Partner shall be required. The General Partner shall use its best efforts to cause the New Allocation to resemble in all material respects and to the maximum extent possible the allocations contained in the Partnership Agreement as originally adopted; the General Partner, however, makes no warranties in this regard. No New Allocation, and no choice by the General Partner among possible alternative New Allocations, shall give rise to any claim or cause of action by any Partner against any party, including but not limited to, the General Partner, the Partnership's counsel or accountants, or any Person related thereto.

     (H) The Partners intend that the allocation provisions of this Article Four (as applied with respect to allocations of book items) shall produce final Capital Account balances of the Partners that would permit liquidating distributions, if such distributions were made in accordance with final Capital Account balances (instead of being made in the order of priorities set forth in Section 4.02(B)), to be made (after unpaid loans and interest thereon, including those owed to Partners, have been paid) in a manner identical to the order of priorities set forth in Section 4.02(B). To the extent that the allocation provisions of this Article Four would fail to produce such final Capital Account balances, (i) such allocation provisions shall be amended by the Partners if and to the extent necessary to produce such result and (ii) Profits and Losses of the Partnership for prior open years (or items of gross income, loss and deduction of the Partnership for such years, as computed for book purposes) shall be reallocated among the Partners to the extent it is not possible to achieve such result with allocations of items of income (including gross income), loss and deduction (as computed for book purposes) for the current year and succeeding years, as reasonably determined by the General Partner. This
Section 4.01(H) shall control notwithstanding any reallocation or adjustment of taxable income, taxable loss, or items thereof (as computed for book or tax purposes) by the IRS.

     4.02 Distributions.

     (A) Cash Available for Distribution. The Partnership shall make distributions of Cash Available for Distribution not less frequently than annually and in such amounts as the General Partner shall determine. Cash Available for Distribution shall be distributed as follows:

     (1) First, to the Class B Limited Partner, until the Class B Limited Partner has received an amount equal to its then accrued but unpaid Class B Preferred Return;

     (2) Next, on a pari passu basis and pro rata to their Invested Capital, to the General Partner and the Class A Limited Partners, until the General Partner and the Class A Limited Partners have received an amount equal to the General Partner Preferred Return and the Class A Preferred Return, respectively, for the Fiscal Year with respect to which such distribution is made; and

     (3) Thereafter, to the Partners in accordance with their respective Percentage Interests.

     (B) Capital Proceeds. Capital Proceeds shall be distributed as soon as practicable following their receipt by the Partnership, in such amounts as the General Partner shall determine. Capital Proceeds shall be distributed as follows:

     (1) First, to the Class B Limited Partner, until the Class B Limited Partner has received an amount equal to its then accrued but unpaid Class B Preferred Return;

     (2) Next, on a pari passu basis, to the General Partner and the Class A Limited Partners, until the General Partner and the Class A Limited Partners have received an amount equal to the General Partner Preferred Return and the Class A Preferred Return, respectively, for the Fiscal Year with respect to which such distribution is made;

     (3) Next, to the Class B Limited Partner until the Class B Limited Partner's Invested Capital has been reduced to zero;

     (4) Next, on a pari passu basis and pro rata to their Invested Capital, to the General Partner and to the Class A Limited Partners until the General Partner and the Class A Limited Partners have received an amount equal to a cumulative five percent (5%) annual return on their Invested Capital from the effective date of this Agreement to the date of computation, compounded to the extent unpaid in any previous Fiscal Year, less any prior distributions to the General Partner and the Class A Limited Partners pursuant to Section 4.02(A)(2), 4.02(A)(3), 4.02(B)(2), and this Section 4.02(B)(4) from and after the effective date of this Agreement. For purposes of this Section 4.02(B)(4), the special distribution made in connection with the Merger of Five Thousand Dollars ($5,000) per Unit shall not be taken into account;

     (5) Next, on a pari passu basis and pro rata to their Invested Capital, to the General Partner and to the Class A Limited Partners in accordance with their respective amounts of Invested Capital, until the General Partner's and the Class A Limited Partners' Invested Capital have each been reduced to zero; and

     (6) Thereafter, to the Partners in accordance with their respective Percentage Interests.

     (C) Determination of Percentage Interests. For purposes of determining the respective Percentage Interests of the General Partner, the Class A Limited Partners and the Class B Limited Partner for purposes of Sections 4.02(A)(3) and 4.02(B)(6), all Capital Contributions by the Class B Limited Partner pursuant to
Section 3.04(B) shall be included in the computation; however, no Capital Contributions made by the Class B Limited Partner pursuant to Section 3.07(A) shall be included in the computation. The return of the Partners' Invested Capital, pursuant to Sections 4.02(B)(3) and 4.02(B)(5) shall have no effect on the Limited Partners' Percentage Interests.

     (D) Additional Borrowings. To the extent the General Partner deems it appropriate, distributions under this Section 4.02 may be made out of borrowings made by the Partnership specifically for the purpose of making such distributions.

     4.03 Allocation Among Class A Limited Partners. Any Profits or Losses for any Fiscal Year allocable to the Class A Limited Partners under Section 4.01 shall be allocated among the Class A Limited Partners pro rata in accordance with the number of Units owned by each as of the end of such Fiscal Year, provided that if any Unit is assigned during the Fiscal Year in accordance with this Agreement, the Profits or Losses that are so allocable to such Unit shall be allocated between the assignor and assignee of such Unit according to the number of Fiscal Quarters in such Fiscal Year each owned such Unit.

     4.04 Section 754 Adjustments. Appropriate adjustments shall be made in the allocations to Limited Partners under this Article Four in order to reflect adjustments in the basis of Partnership property permitted pursuant to any election under Section 754 of the Code. The Partnership will make the basis adjustments and calculate depreciation deductions in accordance with such adjustments only for those transferee Limited Partners who supply information to the Partnership that enables the Partnership to determine when, and at what price, such transferee Limited Partners acquired Units. In the case of a transferee Limited Partner who does not supply such information to the Partnership, the Partnership will attempt to supply such Limited Partner with reasonably available information that will permit such Limited Partner to make the required basis adjustment calculation and to determine the depreciation deduction accordingly.

     4.05 Distribution Upon Liquidation.

     (A) Notwithstanding anything to the contrary in this Agreement, upon the liquidation of the Partnership, the assets of the Partnership shall be distributed first to the Partners with positive Capital Accounts (after giving effect to all contributions, distributions, allocations and other Capital Account adjustments for all taxable years, including the year during which such liquidation occurs) in the same proportion which such Partner's positive balance bears to the aggregate of all such positive balances and thereafter in accordance with Section 4.02(B) hereof. If any assets of the Partnership are to be distributed in kind, such assets shall be distributed on the basis of the fair market value thereof (without taking Section 7701(g) of the Code into account) and any Partner entitled to any interest in such assets shall receive such interest therein as a tenant-in-common with all other Partners so entitled. The fair market value of such assets shall be determined by an independent appraiser to be selected by the General Partner. Upon liquidation of a Partner's Interest in the Partnership, such Partner shall be entitled to receive the positive balance in its Capital Account as determined after taking into account all Capital Account adjustments for the taxable year in which such liquidation occurs.

     (B) If there is a termination of the Partnership under Section 708(b)(1)(B) of the Code, the assets of the Partnership shall be deemed distributed in kind and the principles of Section 4.05(A) hereof shall apply as if the assets were actually distributed in kind.

     4.06 Restoration of Capital Accounts. If any Partner has a deficit balance in its Capital Account (after giving effect to all contributions, distributions and allocations for all taxable years, including the year during which such liquidation occurs), such Partner shall have no obligation to make any contribution to the capital of the Partnership with respect to such deficit, and such deficit shall not be considered a debt owed to the Partnership or any other Person for any purpose whatsoever.




        ARTICLE FIVE - RIGHTS, POWERS AND DUTIES OF THE GENERAL PARTNER


     5.01 Authority of the General  Partner to Manage the  Partnership.

     (A) Subject to the Consent of the Class A Limited Partners where required by this Agreement, the General Partner shall have the exclusive right and power to conduct the business and affairs of the Partnership and to do all things necessary to carry on the business of the Partnership, and is hereby authorized to take any action of any kind and to do anything and everything it deems necessary in accordance with the provisions of this Agreement and applicable law. Except as expressly provided herein, the authority of the General Partner to conduct the business of the Partnership shall be exercised only by the General Partner.

     (B) No Limited Partner shall participate in or have any control whatsoever over the Partnership's business or have any authority or right to act for or bind the Partnership. The Limited Partners hereby Consent to the exercise by the General Partner of the powers conferred on it by this Agreement.

     (C) Except to the extent otherwise provided herein, the General Partner, for and in the name and on behalf of the Partnerships, is hereby authorized to:

     (1) execute any and all agreements, contracts, documents, certifications and instruments necessary or convenient in connection with the development, financing, management, maintenance and operation of either of the Partnerships' properties and assets except as otherwise expressly limited by this Agreement;

     (2) borrow money from itself or others (including Affiliates of the General Partner) and issue evidences of indebtedness necessary, convenient or incidental to the accomplishment of the purposes of the Partnerships and to secure the same by mortgage, pledge or other lien on the assets of the Partnerships only with respect to the following: (a) any amounts advanced by the General Partner or an Affiliate of the General Partner (which amounts may not be secured) or any other lender to enable the Partnerships to satisfy any of their obligations arising in the normal course of their business or to make payments of principal, interest, premium or penalty on any debt of the Partnerships, (b) any indebtedness of the Partnership to the Hotel Partnership, (c) the Mortgage Debt, (d) any indebtedness incurred to refinance (and thereafter further refinance as often as shall be necessary) the unamortized portion of any of the foregoing from time to time outstanding, including, without limitation, the Nomura Refinancing, and (e) indebtedness incurred by the Partnerships for the purpose of making distributions to Partners (whether in payment of the Class A Preferred Return, the Class B Preferred Return, in repayment of the Partners' Capital Contributions, or otherwise);

     (3) prepay in whole or in part, refinance (to the extent permitted by clause (C)(2) above), recast, modify or extend any mortgage debt affecting or encumbering any of the Partnerships' property and in connection therewith to execute any extensions, consolidations, modifications or renewals of mortgages on any assets of the Partnerships;

     (4) on behalf of either of the Partnerships deal with, or otherwise engage in business with, or provide services to and receive compensation therefor from, any Person who has provided or may in the future provide any services, lend money or sell property to or purchase property from the General Partner or any Affiliate of the General Partner. No such dealing, engaging in business or providing of services may involve any direct or indirect payment by the Partnerships of any rebate or any reciprocal arrangement for the purpose of circumventing any restriction set forth herein upon dealings with the General Partner or any Affiliate of the General Partner. The General Partner may on behalf of either of the Partnerships enter into agreements to employ agents, attorneys, accountants, engineers, appraisers, or other consultants or contractors who may be Affiliates of the General Partner and may enter into agreements to employ Affiliates of the General Partner to provide further or additional services to the Partnerships; provided that any employment of such Persons is on terms not less favorable to the Partnerships than those offered by persons who are not Affiliates of the General Partner for comparable services;

     (5) transfer, sell, assign, pledge or otherwise dispose of all or any portion of the Partnership's interest in the Hotel Partnership or Consent to a sale of the Hotel by the Hotel Partnership.

     (6) engage in any kind of activity and perform and carry out contracts of any kind necessary to, or in connection with, or incidental to the accomplishment of the purposes of the respective Partnerships, as may be lawfully carried on or performed by a partnership under the laws of the State of Delaware or Georgia, as the case may be, and in each state where the Partnerships have formed, have qualified or do business;

     (D) Any Person dealing with the Partnership or the General Partner may rely upon a certificate signed by the Secretary or Assistant Secretary of the General Partner, thereunto duly authorized, as to:

     (1) the identity of the General Partner or any Limited Partner;

     (2) the existence or non-existence of any fact or facts which constitute a condition precedent to the acts by the General Partner or in any other manner germane to the affairs of the Partnership;

     (3) the Persons who are authorized to execute and deliver any instrument or document of the Partnership; and

     (4) any act or failure to act by the Partnership or as to any other matter whatsoever involving the Partnership or any Partner.

     (E) Any agreements, contracts and arrangements between either of the Partnerships and the General Partner or any of their Affiliates except for rendering legal, tax, accounting and engineering services by employees of the General Partner and Affiliates of the General Partner shall be subject to the following additional conditions:

     (1) the General Partner or any such Affiliate must be actively engaged in the business of rendering such services or selling or leasing such goods, independently of its dealings with the Partnerships and as an ordinary ongoing business or must enter into and engage in such business with Marriott system hotels or hotel owners generally and not exclusively with the Partnerships;

     (2) such agreements, contracts or arrangements must be fair to the Partnerships and reflect commercially reasonable terms and shall be embodied in a written contract which precisely describes the subject matter thereof and all compensation to be paid therefor,

     (3) no rebates or give-ups may be received by the General Partner or any such Affiliate, nor may the General Partner or any such Affiliate participate in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of this Agreement or the Hotel Partnership Agreement;

     (4) no such agreement, contract or arrangement as to which the Class A Limited Partners had previously given approval may be amended in such manner as to increase the fees or other compensation payable to the General Partner or any such Affiliate or to decrease the responsibilities or duties of the General Partner or any such Affiliate in the absence of the Consent contemplated by
Section 5.02(B)(3); and

     (5) any such agreement, contract or arrangement which relates to or secures any funds advanced or loaned to either of the Partnerships by the General Partner or any such Affiliate must reflect commercially reasonable terms.

     (F) Section 5.01(E) notwithstanding, the Class B Limited Partner or other Affiliate of the General Partner, may make additional loans to the Partnership or Capital Contributions in accordance with Sections 3.07(A) and 3.07(B), regardless of whether or not the Class B Limited Partner or such other Affiliate of the General Partner is otherwise engaged in the business of lending money or providing equity financing.

     5.02  Restrictions  on  Authority  of the General  Partner.

     (A) Without the Consent of all the Limited Partners, the General Partner shall not have authority on behalf of the Partnership or the Hotel Partnership to:

     (1) do any willful act in contravention of this Agreement or the Hotel Partnership Agreement;

     (2) do any willful act which would make it impossible to carry on the ordinary business of either of the Partnerships (provided this provision shall not preclude a sale of the Hotel by the Hotel Partnership if such sale would otherwise be permitted);

     (3) confess a judgment against either of the Partnerships;

     (4) convert property of either of the Partnerships to its own use, or assign any rights in specific property of either of the Partnerships for other than a purpose of the respective Partnership;

     (5) except as a result of a merger of the General Partner with Host or an Affiliate of Host, admit any other Person as a General Partner or withdraw as a General Partner; or

     (6) knowingly perform any act that would subject any Limited Partner to liability as a general partner in any jurisdiction or any other liability except as provided for herein or under the Act.

     (B) Without the Consent of a Majority in Interest of the Class A Limited Partners, the General Partner shall not have the authority on behalf of either the Partnership or the Hotel Partnership to:

     (1) have either Partnership acquire interests in other partnerships or hotel properties in addition to the Partnership's general partnership interest in the Hotel Partnership;

     (2) sell or otherwise dispose of or consent to the sale or disposition of all or substantially all of the assets of either of the Partnerships if it is proposed that the Partnership or the Hotel Partnership sell such assets to Host or any Affiliate of Host; in such case, the following procedures shall be followed: (a) the General Partner shall first give notice of the proposed sale to the Class A Limited Partners who shall thereafter have thirty (30) days within which to select a nationally recognized appraiser having the approval of the holders of a Majority in Interest of the Class A Limited Partners, (b) the appraiser selected under clause (a) of this proviso shall have thirty (30) days from the date of selection to prepare and submit to the General Partner an appraisal of the fair market value of the Hotel, (c) the purchaser shall submit to the General Partner an appraisal of the fair market value of the Hotel such appraisal to be submitted within the time limit provided by clause (b) of this proviso in the case of the appraisal to be submitted by the appraiser selected by the Class A Limited Partners, and (d) the General Partner shall thereafter make formal request for the required Consent and in connection therewith shall submit to the Class A Limited Partners the two appraisals contemplated by clauses (b) and (c) of this proviso; provided further, however, that if the Class A Limited Partners do not select an appraiser as contemplated by clause
(a) of this proviso or if such appraiser does not supply an appraisal within the time period required by clause (b) of this proviso, the General Partner will not request Consent to the sale of the Hotel to any Affiliate of Host unless such request is accompanied by three appraisals as to market value of the Hotel, one such appraisal to be prepared by an appraiser selected by the purchaser and the other two appraisals to be prepared by appraisers selected by the first such appraiser, the cost of all such appraisals to be borne by the purchaser; provided further, however, that nothing contained in this Section 5.02(B)(2) shall be construed to require any Consent in connection with a transfer of the Land and/or the Hotel to a bankruptcy remote entity wholly-owned by the Hotel Partnership, as contemplated in Section 6.01(C) of the Hotel Partnership Agreement.

     (3) effect any amendment to any agreement, contract or arrangement with the General Partner or any Affiliate of the General Partner which reduces the responsibilities or duties of the General Partner, or any of its Affiliates or which increases the compensation payable to the General Partner, or any of its Affiliates, to a level where such compensation is above the then-prevailing market rate, or which adversely affects the rights of the Class A Limited Partners, or vote the Partnership's general partnership interest in the Hotel Partnership in favor of any amendment to any agreement, contract or arrangement with any general partner of the Hotel Partnership or any of its Affiliates which reduces the responsibilities or duties of such general partner or which increases the compensation payable to such general partner or any of its Affiliates to a level where such compensation is above the then-prevailing market rate, or which adversely affects the rights of the Partnership as a general partner of the Hotel Partnership;

     (4) take any action or fail to take any action which would result in the Partnership withdrawing as a partner of the Hotel Partnership; or

     (5) except as permitted in the Hotel Partnership Agreement, make any election to continue, discontinue or dissolve the Hotel Partnership (provided this provision shall not preclude a sale of the Hotel by the Hotel Partnership if such sale would otherwise be permitted).

     5.03 Duties and Obligations of the General  Partner.

     (A) The General Partner shall take all action which may be necessary or appropriate for the development, maintenance, preservation and operation of the properties and assets of either of the Partnerships in accordance with the provisions of this Agreement and applicable laws and regulations (it being understood and agreed, however, that the direct performance of day-to-day management services for the Hotel and other properties of the Hotel Partnership is not an obligation of the General Partner as general partner of the Partnership).

     (B) Without first obtaining the Consent of a Majority in Interest of the Class A Limited Partners, the General Partner shall not (i) directly or through a subsidiary engage in any business other than that of acting as general partner of the Partnership, (ii) merge or consolidate with another corporation except Host or a wholly owned direct or indirect subsidiary of Host, (iii) dissolve, or
(iv) borrow any funds or become liable for any obligations of third parties except to the extent that any such borrowings or liabilities are directly related to meeting the financial needs of the Partnership.

     (C) The General Partner shall devote to the Partnership such time as may be necessary for the proper performance of its duties hereunder, but the officers and directors of the General Partner shall not be required to devote their full time to the performance of duties of the General Partner.

     (D) The General Partner shall take such action as may be necessary or appropriate in order to form or qualify the Partnership under the laws of any jurisdiction in which the Partnership is doing business or owns property or in which such formation or qualification is necessary in order to protect the limited liability of the Limited Partners or in order to continue in effect such formation or qualification. The General Partner shall file or cause to be filed for recordation in the office of the appropriate authorities of the State of Delaware, and in the proper office or offices in each other jurisdiction in which the Partnership is formed or qualified, such certificates (including limited partnership and fictitious name certificates) and other documents as are required by the applicable statutes, rules or regulations of any such jurisdiction or as are required to reflect the identity of the Partners and the amounts of their respective Capital Contributions.

     (E) The General Partner shall at all times conduct its affairs and the affairs of the Partnership and all of its Affiliates in such a manner that neither the Partnership nor any Partner nor any Affiliate of any Partner will have any personal liability on any Partnership Debt. The General Partner shall use all commercially reasonable efforts, in the conduct of the Partnership's business, to put all suppliers and other Persons with whom the Partnership does business on notice that the Limited Partners are not liable for Partnership obligations.

     (F) The General Partner shall prepare or cause to be prepared and shall file on or before the due date (or any extension thereof) any Federal, state or local tax returns required to be filed by the Partnership. The General Partner shall cause the Partnership to pay from Partnership funds any taxes payable by the Partnership.

     (G) The General Partner shall be under a fiduciary duty to conduct the affairs of the Partnership in accordance with the terms of this Agreement and in a manner consistent with the purposes set forth in Section 2.03. The General Partner shall be under a fiduciary duty to conduct the affairs of the Partnership and the Hotel Partnership in the best interests of the Partnership.

     (H) The General Partner shall use all commercially reasonable efforts to assure that the Partnership shall not be deemed an investment company as such term is defined in the Investment Company Act of 1940.

     5.04 Compensation of General Partner. The General Partner shall not in such capacity receive any salary, fees, profits or distributions except for such allocations to which it may be entitled under Article Four or Article Eight. Notwithstanding the foregoing, however, the Partnership shall reimburse the General Partner for the cost of providing any administrative or other services required or contemplated by this Agreement.

     5.05 Other Business of Partners. Any General or Limited Partner may engage independently or with others in other business ventures of every nature and description. Nothing in this Agreement shall be deemed to prohibit any Affiliate of the General Partner from dealing, or otherwise engaging in business with Persons transacting business with the Partnership or the Hotel Partnership or from providing services relating to the purchase, sale, financing, management, development or operation of hotels, motels, restaurants or other food and lodging facilities and receiving compensation therefor. Neither the Partnership or the Hotel Partnership nor any Partner shall have any right by virtue of this Agreement or the partnership relationship created hereby in or to such other ventures or activities or to the income or proceeds derived therefrom, and the pursuit of such ventures, even if competitive with the business of the Partnership, shall not be deemed wrongful or improper. Neither the General Partner nor any Affiliate of the General Partner shall be obligated to present any particular opportunity to the Partnership even if such opportunity is of a character which, if presented to the Partnership or the Hotel Partnership, could be taken by the Partnership or the Hotel Partnership, and any Affiliate of the General Partner shall have the right to take for its own account (individually or as a trustee, partner or fiduciary) or to recommend to others any such particular opportunity.

     5.06 Limitation on Liability of General Partner; Indemnification.

     (A) The General Partner shall not be liable to the Partnership or any Limited Partner because any taxing authority disallows or adjusts any deductions or credits in the Partnership income tax return. The General Partner shall not be liable for the return of the Capital Contributions of the Class A Limited Partners or for any portion thereof, it being expressly understood that any return of capital shall be made solely from the assets of the Partnership; nor shall the General Partner be required to pay to the Partnership or to any Limited Partner any deficit in the Capital Account of any Partner upon dissolution or otherwise.

     (B) The General Partner shall have no liability, responsibility or accountability in damages or otherwise to any other Partner or to the Partnership for, and the Partnership agrees to indemnify, pay, protect and hold harmless the General Partner (on the demand of and to the satisfaction of the General Partner and to the extent permitted by law) from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, proceedings, costs, expenses and disbursements of any kind or nature whatsoever (including, without limitation, all costs and expenses of defense, appeal and settlement of any and all suits, actions or proceedings threatened or instituted against the General Partner or the Partnership and all costs of investigations in connection therewith) which may be imposed on, incurred by, or asserted against the General Partner or the Partnership in any way relating to or arising out of, or alleged to relate to or arise out of, any action or inaction on the part of the Partnership, or on the part of the General Partner as the General Partner of the Partnership including any action or inaction in connection with the General Partner acting as Tax Matters Partner under Section 5.07; provided, that the General Partner shall be liable, responsible and accountable, and the Partnership shall not be liable to the General Partner for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, proceedings, costs, expenses or disbursements (including, without limitation, all costs and expenses of defense, appeal and settlement of any and all suits, actions or proceedings threatened or instituted against the General Partner or the Partnership and all costs of investigation in connection therewith) which a court of competent jurisdiction shall have determined resulted primarily from the General Partner's own fraud, gross negligence, willful misconduct or other breach of fiduciary duty to the Partnership or any partner of the Partnership. The satisfaction of the obligations of the Partnership under this Section 5.06 shall be from and limited to the assets of the Partnership and no Limited Partner shall have any personal liability on account thereof. The provisions of this indemnification shall also extend to the officers, directors, employees or shareholders of the General Partner for any action taken by them on behalf of the General Partner pursuant to this Agreement.

     (C) Except as specifically provided in this Agreement, the General Partner shall have no liability or responsibility to make loans, advances or additional Capital Contributions to the Partnership except as may be required as a matter of law.

     5.07 Designation of Tax Matters  Partner.

     (A) The General Partner shall act as the Tax Matters Partner of the Partnership, as provided in Treasury Regulations pursuant to Section 6231 of the Code and as the "Designated Person" for purposes of maintaining the Investor List. Each Partner hereby consents to such designation and agrees to execute, certify, acknowledge, deliver, swear to, file and record at the appropriate public offices such documents as may be deemed necessary or appropriate to evidence such consent.

     (B) To the extent and in the manner provided by applicable Code sections and Treasury Regulations thereunder, the Tax Matters Partner shall furnish the name, address, profits interest and taxpayer identification number of each Partner to the IRS.

     (C) To the extent and in the manner provided by applicable Code sections and Treasury Regulations thereunder, the Tax Matters Partner shall inform each Partner of administrative or judicial proceedings for the adjustment of Partnership items required to be taken into account by a Partner for income tax purposes (such administrative proceedings being referred to as a "tax audit" and such judicial proceedings being referred to as "judicial review").

     (D) The Tax Matters Partner is authorized, but not required:

     (1) to enter into any settlement with the IRS with respect to any tax audit or judicial review, and in the settlement agreement the Tax Matters Partner may expressly state that such agreement shall bind all Partners except that such settlement agreement shall not bind any Partner who (within the time prescribed pursuant to the Code and Treasury Regulations thereunder) files a statement with the IRS providing that the Tax Matters Partner shall not have the authority to enter into a settlement agreement on behalf of such Partner;

     (2) in the event that a notice of a final administrative adjustment at the Partnership level of any item required to be taken into account by a Partner for tax purposes (a "final adjustment") is mailed to the Tax Matters Partner, to seek judicial review of such final adjustment, including the filing of a petition for readjustment with the Tax Court or the United States Claims Court, or the filing of a complaint for refund with the District Court of the United States for the district in which the Partnership's principal place of business is located;

     (3) to intervene in any action brought by any other Partner for judicial review of a final adjustment;

     (4) to file a request for an administrative adjustment with the IRS at any time and, if any part of such request is not allowed by the IRS to file an appropriate pleading (petition or complaint) for judicial review with respect to such request;

     (5) to enter into an agreement with the IRS to extend the period for assessing any tax which is attributable to any item required to be taken into account by a Partner for tax purposes, or an item affected by such item; and

     (6) to take any other action on behalf of the Partners or the Partnership in connection with any tax audit or judicial review proceeding to the extent permitted by applicable law or regulations.

     (E) The Partnership shall indemnify and reimburse the Tax Matters Partner for all expenses, including legal and accounting fees (as such fees are incurred), claims, liabilities, losses and damages incurred in connection with any tax audit or judicial review proceeding with respect to the tax liability of the Partners, and the payment of all such expenses shall be made before the distribution of Cash Available for Distribution. Neither the General Partner nor any of its Affiliates nor other person shall be obligated to provide funds for such purpose.

     The taking of any action and the incurring of any expense by the Tax Matters Partner in connection with any such proceeding, except to the extent required by law, is a matter in the sole discretion of the Tax Matters Partner and the provisions on limitations of liability of the General Partner and indemnification set forth in Section 5.06 of this Agreement shall be fully applicable to the Tax Matters Partner in its capacity as such.




             ARTICLE SIX - WITHDRAWAL OR REMOVAL OF GENERAL PARTNER


     6.01 Limitation on Voluntary Withdrawal. Except as permitted in Section 5.02(A), the General Partner shall not retire or withdraw voluntarily from the Partnership or sell, transfer or assign its entire Interest or any portion thereof.

     6.02  Bankruptcy  or  Dissolution  of  the  General  Partner.

     (A) In the event of the bankruptcy or dissolution of the General Partner, the General Partner shall immediately cease to be the General Partner and its Interest shall convert to that of a Limited Partner without voting rights; provided, however, that such termination shall not affect any rights or liabilities of the General Partner which matured prior to such event, or the value, if any, at the time of such event of the Interest of the General Partner.

     (B) Except as provided in Section 6.04, in the event of such bankruptcy or dissolution of the General Partner, the Partnership shall be dissolved.

     6.03 Liability of Withdrawn General Partner. If the General Partner shall cease to be General Partner of the Partnership, it shall be and remain liable for all obligations and liabilities incurred by it as General Partner prior to the time such withdrawal shall have become effective, but it shall be free of any obligation or liability incurred on account of the activities of the Partnership from and after the time such withdrawal shall have become effective.

     6.04 Removal of General Partner. In the event of the removal of the General Partner pursuant to Section 10.02, the removed General Partner's Interest as General Partner in the Partnership shall become a limited partnership interest but without any voting or consensual rights which other Limited Partners may have.

     6.05 Substitute General Partner. If the General Partner withdraws, dissolves, becomes bankrupt or is removed pursuant to Section 10.02, it shall promptly notify the Limited Partners and the Limited Partners may elect by vote of a Majority in Interest of the Class A Limited Partners within 90 days of such withdrawal, removal, dissolution or bankruptcy to continue the Partnership and appoint a substitute general partner.




                     ARTICLE SEVEN - ASSIGNABILITY OF UNITS


     7.01 Restrictions on Assignments. After the admission to the Partnership of the Limited Partners, no Limited Partner shall have the right to assign any Interest except with the consent of the General Partner, the giving or withholding of which is exclusively within the discretion of the General Partner, and provided further that:

     (A) No assignment of any Interest may be made other than on the first day of a Fiscal Quarter.

     (B) No assignment of any Interest may be made if the assignment is pursuant to a sale or exchange of the Interest and if the Interest sought to be assigned, when added to the total of all other Interests assigned within a period of 12 consecutive months prior thereto, would, in the opinion of legal counsel for the Partnership, result in the Partnership being deemed to have been terminated within the meaning of Section 708 of the Code. The General Partner shall give Notification to all Limited Partners in the event that sales or exchanges should be suspended for such reason. Any deferred sales or exchanges shall be made (in chronological order to the extent practicable) as of the first day of a Fiscal Quarter after the end of any such 12-month period, subject to the provisions of this Article Seven.

     (C) The General Partner may require that any assignment of an Interest in the Partnership be made only if the assignor or assignee provides an opinion of counsel that such assignment would not require filing of a registration statement under the Securities Act of 1933 or would otherwise not be in violation of any applicable Federal or state securities or Blue Sky laws (including any investment suitability standards).

     (D) No purported assignment by a Class A Limited Partner of any Unit after which the assignor or the assignee would hold a fraction of a Unit (other than a one-half Unit) will be permitted or recognized (except for assignments by gift, inheritance or family dissolution or assignments to Affiliates of the assignor).

     (E) No assignment of any Interest may be made if, in the opinion of legal counsel to the Partnership, it would result in the Hotel Partnership not being able to obtain or continue in effect any license permitting the service or sale of alcoholic beverages in the Hotel.

     (F) (1) No transfer, assignment or negotiation on any date of an Interest may be made to any Person if, in the opinion of legal counsel for the Partnership, it would result in the Partnership being treated as an association taxable as a corporation based on a failure to qualify for at least one of the safe harbors within the meaning of Section 7704 of the Code.

     (2) No assignment of any Interest may be made to any Person unless such Person agrees in writing that such Person will not, directly or indirectly, create for the Units, or facilitate the trading of Units on, a "secondary market (or the substantial equivalent thereof)," within the meaning of Section 7704 of the Code.

     (3) The General Partner may prohibit transfers of Units for the remainder of a taxable year, notwithstanding that any such transfer would not in itself violate any restrictions on transfers contained in this Section 7.01, if the General Partner, in good faith and based upon the advice of counsel to the Partnership, determines that such action is necessary or advisable in order to protect the Partnership from possible failure to meet at least one of the safe harbors under Section 7704 of the Code. No purported transfer or assignment shall be of any effect unless all of the foregoing conditions have been satisfied.

     7.02 Assignees and Substituted Limited  Partners.

     (A) If a Limited Partner dies, the executor, administrator or trustee, or, if such Partner is adjudicated incompetent or insane, the committee, guardian or conservator, or, if such Partner becomes bankrupt, the trustee or receiver of the estate, shall have all the rights of a Limited Partner for the purpose of settling or managing the estate and such power as the deceased, incompetent or bankrupt Limited Partner possessed to assign all or any part of the Units and to join with the assignee thereof in satisfying conditions precedent to such assignee becoming a Substituted Limited Partner. The death, dissolution, adjudication of incompetence or bankruptcy of a Limited Partner shall not dissolve the Partnership.

     (B) The Partnership need not recognize for any purpose any assignment of all or any Interest unless there shall have been filed with the Partnership a duly executed and acknowledged counterpart of the instrument making such assignment signed by both the assignor and the assignee and such instrument evidences the written acceptance by the assignee of all of the terms and provisions of this Agreement and represents that such assignment was made in accordance with all applicable laws and regulations (including investment suitability requirements).

     (C) Limited Partners who shall assign all their Interests shall cease to be Limited Partners of the Partnership except that unless and until Substituted Limited Partners are admitted in their stead, such assigning Limited Partners shall retain the statutory rights of assignors of limited partnership interests under the Act.

     (D) Any Person who is an assignee of all or any of the Interests of a Limited Partner and who has satisfied the requirements of Section 7.01 and
Section 7.02(B) shall become a Substituted Limited Partner when such Person shall have satisfied the conditions of Section 11.02(A) and shall have paid all reasonable legal fees and filing costs in connection with the substitution as a Limited Partner; provided, however, that the substitution of any assignee of an Interest as a Substituted Limited Partner shall be subject to the consent of the General Partner, which consent may be granted or withheld in its sole discretion.

     (E) Any Person who is the assignee of all or any of the Interest of a Limited Partner, but who does not become a Substituted Limited Partner and desires to make a further assignment of any such Interests, shall be subject to all the provisions of this Article Seven to the same extent and in the same manner as any Limited Partner desiring to make an assignment of the Interests.

     (F) There shall be no restrictions on the assignments of Interests except as provided in Article Six or this Article Seven.




         ARTICLE EIGHT - DISSOLUTION AND LIQUIDATION OF THE PARTNERSHIP


     8.01 Events Causing Dissolution.

     (A) The Partnership shall be dissolved upon the happening of any of the following events:

     (1) the bankruptcy of the Partnership;

     (2) the withdrawal, dissolution or bankruptcy of the General Partner, except upon the election of a substitute general partner pursuant to Section 6.04;

     (3) the sale or other disposition of all or substantially all of the property of the Partnership;

     (4) the happening of any other event causing the dissolution of the Partnership under the Act; or

     (5) the expiration of the term of the Partnership.

     Dissolution of the Partnership shall be effective on the day on which the event occurs giving rise to the dissolution. The Partnership's certificate of limited partnership shall be cancelled upon the dissolution and completion of winding up of the Partnership. The Partnership shall not terminate until the assets of the Partnership shall have been liquidated as provided in Section
8.02. Notwithstanding the dissolution of the Partnership, prior to the termination of the Partnership, as aforesaid, the business of the Partnership and the affairs of the Partners as such, shall continue to be governed by this Agreement.

     (B) Partners shall look solely to the assets of the Partnership for all distributions with respect to the Partnership and their Capital Contribution thereto, and shall have no recourse therefor (upon dissolution or otherwise) against the General Partner or any other Limited Partner.

     8.02 Liquidation.Liquidation.

     (A) Upon dissolution of the Partnership, the General Partner shall liquidate the assets of the Partnership and the proceeds of such liquidation shall be applied and distributed in the following order of priority:

     (1) to the payments of Partnership Debt and all other liabilities of the Partnership owing to third parties;

     (2) to the payment of any loans or advances that may have been made by any of the Partners to the Partnership;

     (3) to the payment of the expenses of the liquidation; and

     (4) thereafter, in accordance with Section 4.05(A) hereof.

     (B) Notwithstanding the foregoing, in the event the General Partner shall determine that an immediate sale of all or part of the Partnership assets would cause undue loss to the Partners, the General Partner, in order to avoid such loss, may, after having given Notification to all the Limited Partners, to the extent not then prohibited by the Act, either defer liquidation of and withhold from distribution for a reasonable time any assets of the Partnership except those necessary to satisfy the Partnership's debts and obligations, or distribute the assets of the Partnership in kind.

     (C) If any assets of the Partnership are to be distributed in kind, such assets shall be distributed on the basis of the fair market value thereof, and any Partner entitled to any interest in such assets shall receive such interest therein as a tenant-in-common with all other Partners so entitled. The fair market value of such assets shall be determined by an independent appraiser to be selected by random number from a list of three qualified appraisers obtained by the General Partner from the American Institute of Real Estate Appraisers.

     (D) The General Partner shall cause the cancellation of the Partnership's certificate of limited partnership in accordance with the Act, and shall cause the liquidation and distribution of all the Partnership's assets.




      ARTICLE NINE - BOOKS AND RECORDS, ACCOUNTING, REPORTS, TAX ELECTIONS


     9.01 Books and Records. The books and records of the Partnership shall be maintained at the principal office of the Partnership and shall be available for examination at such location by any Partner or such Partner's duly authorized representatives at any and all reasonable times. Any Partner, upon paying the costs of collating, duplication and mailing, shall be entitled, upon written application to the General Partner, to a copy of the list of the names and addresses of the Class A Limited Partners and the number of Units owned by each of them and the name and address of the Class B Limited Partner(s) for any valid purpose.

     9.02 Accounting and Fiscal Year. The books of the Partnership will be kept on the accrual basis of accounting and such method of accounting may be changed by the General Partner with the Consent of a Majority in Interest of the Class A Limited Partners. The Partnership will report its operations for tax purposes on the accrual method. The Fiscal Year of the Partnership shall end December 31 in each year.

     9.03 Bank Accounts and Investments. The bank accounts of the Partnership shall be maintained in such banking institutions as the General Partner shall determine, and withdrawals shall be made only in the regular course of Partnership business on such signature or signatures as the General Partner may determine. All deposits and other funds not needed in the operation of the business or not yet invested may be invested in U.S. government securities, securities issued or guaranteed by U.S. government agencies, securities issued or guaranteed by states or municipalities, certificates of deposit and time or demand deposits in commercial banks, bankers' acceptances, savings and loan association deposits or deposits in members of the Federal Home Loan Bank System. The funds of the Partnership shall not be commingled with the funds of any other Person.

     9.04 Reports. The General Partner shall deliver to each Partner the following:

     (A) As soon as practicable but in no event later than 75 days after the end of each Fiscal Year of the Partnership, such information as shall be necessary for the preparation by such Partner of a Federal income tax return, and state income or other tax returns with regard to the jurisdiction in which the Hotel is located. Such information shall include computation of the distributions to such Partner and the allocation to such Partner of the Profits or Losses, as the case may be, the gain or loss recognized by the Partnership on the sale of the Hotel or other Partnerships' properties during such Fiscal Year;

     (B) Within one hundred twenty (120) days after the end of each Fiscal Year of the Partnership, a statement prepared by the General Partner on an accrual basis in accordance with generally accepted accounting principles, which statement is to be audited and certified by a firm of independent public accountants selected by the General Partner, setting forth its opinion as to the items in clauses (i) and (ii) below, which statement shall set forth the following (or in lieu of the following, the General Partner shall cause the Partnership's annual report on Form 10-K under the Securities Exchange Act of 1934 to be distributed to the Partners):

     (1) a statement of assets, liabilities and Partners' capital, a statement of income and expenses on an accrual basis, a statement of cash flow, and a statement of changes in Partners' capital, all such statements to be on a consolidated basis;

     (2) the balances in the Capital Accounts of the Class A Limited Partners in the aggregate and of the General Partner and Class B Limited Partner;

     (3) a report (which need not be audited) summarizing the fees, commissions, compensation and other remuneration and reimbursed expenses paid by the Partnerships for such Fiscal Year to the General Partner or any Affiliate of the General Partner and the general partners of the Hotel Partnership or any Affiliate of such general partners and the services performed; and

     (4) an estimate of the Profits or Losses per Unit for the current Fiscal Year.

     (C) Within seventy-five (75) days after the end of each of the first three Fiscal Quarters of each Fiscal Year of the Partnership, the General Partner shall send to each Person who was a Limited Partner at any time during the Fiscal Quarter then ended (i) a balance sheet (which need not be audited) and
(ii) a profit and loss statement (which need not be audited) and any other pertinent information regarding the Partnership and its activities during the period covered by the report as required by Form 10-Q under the Securities Exchange Act of 1934 (or in lieu thereof, the General Partner shall cause the Partnership's quarterly report on Form 10-Q under the Securities Exchange Act, if one is filed, to be distributed to the Partners).

     (D) Concurrent with the report sent pursuant to Section 9.04(C) for the third Fiscal Quarter of each Fiscal Year, the Partners will be furnished an estimate of Profits or Losses per Unit for the remainder of such Fiscal Year and for such Fiscal Year as a whole.

     (E) The General Partner may prepare and deliver to the Limited Partners from time to time in its sole discretion during each Fiscal Year, in connection with cash distributions, unaudited statements showing the results of operations of the Partnerships to the date of such statement.

     (F) The General Partner shall prepare and file such registration statements, annual reports, quarterly reports, current reports, proxy statements and other documents, if any, as may be required under the Securities Exchange Act of 1934 and the rules and regulations of the Securities and Exchange Commission thereunder.

     9.05 Tax Depreciation and Elections.

     (A) With respect to all depreciable assets of the Partnership, the General Partner may, in its sole discretion, elect to use such depreciation method for Federal tax purposes as it deems appropriate.

     (B) The General Partner shall be permitted in any Fiscal Year to make an election under Section 754 of the Code and such other tax elections as it may from time to time deem necessary or appropriate.

     9.06 Interim Closing of the Books. There shall be an interim closing of the books of account of the Partnership (i) at any time a taxable year of the Partnership ends pursuant to the Code and (ii) at such other times as the General Partner shall determine are required by good accounting practice or may be appropriate under the circumstances.




          ARTICLE TEN - MEETINGS AND VOTING RIGHTS OF LIMITED PARTNERS


     10.01 Meetings.

     (A) Meetings of the Limited Partners for any purpose may be called by the General Partner and shall be called by the General Partner upon receipt of a request in writing signed by holders of ten percent (10%) or more of the Units owned by the Class A Limited Partners. Notification of any such meeting shall be sent to the Limited Partners within ten business days after receipt of such a request. Such request or any notification from the General Partner shall state the purpose of the proposed meeting (if known) and the matters proposed to be acted upon thereat (if known). Such meeting may be held at the principal office of the Partnership or at such other location within the United States as the General Partner may deem appropriate or desirable. In addition, the General
Partner may, and, upon receipt of a request in writing signed by holders of twenty-five percent (25%) or more of the Units owned by the Class A Limited Partners, the General Partner shall submit any matter (upon which the Class A Limited Partners are entitled to act) to the Class A Limited Partners for a vote by written Consent without a meeting.

     (B) Notification of any such meeting shall be given not less than ten (10) days nor more than sixty (60) days before the date of the meeting, to the Limited Partners at their record addresses, or at such other address which they may have furnished in writing to the General Partner. Such Notification shall be in writing, and shall state the place, date, hour and purpose (if known) of the meeting, and shall indicate that it is being issued at or by the direction of the Partner or Partners calling the meeting. If a meeting is adjourned to another time or place, and if any announcement of the adjournment of time or place is made at the meeting, it shall not be necessary to give Notification of the adjourned meeting. The presence in person or by proxy of holders of a Majority in Interest of the Class A Limited Partners shall constitute a quorum at all meetings of the Limited Partners; provided, however, that if there be no such quorum, holders of a Majority in Interest of the Class A Limited Partners so present or so represented may adjourn the meeting from time to time without further notice, until a quorum shall have been obtained. No Notification of the time, place or purpose of any meeting of Limited Partners need be given to any Limited Partner who attends in person or is represented by proxy (except when a Limited Partner attends a meeting for the express purpose of objecting at the beginning of the meeting to the transaction of any business on the ground that the meeting is not lawfully called or convened), or to any Limited Partner entitled to such notice who, in a writing executed and filed with the records of the meeting, either before or after the time thereof, waives such Notification.

     (C) For the purpose of determining the Class A Limited Partners entitled to vote at any meeting of the Partnership or any adjournment thereof, the General Partner or the Class A Limited Partners requesting such meeting may fix, in advance, a date as the record date for any such determination of Class A Limited Partners. Such date shall be not more than sixty (60) days nor less than ten
(10) days before any such meeting.

     (D) The Class A Limited Partners may authorize any Person to act for them by proxy in all matters in which a Limited Partner is entitled to participate, whether by waiving notice of any meeting, or voting or participating at a meeting. Every proxy must be signed by the Class A Limited Partner granting such proxy or such Partner's attorney-in-fact. No proxy shall be valid beyond the period permitted by law. Every proxy shall be revocable at the pleasure of the Class A Limited Partner executing it.

     (E) At each meeting of Limited Partners, the General Partner shall appoint such officers and adopt such rules for the conduct of such meeting as the General Partner shall deem appropriate.

     (F) As and to the extent that the Securities Exchange Act of 1934 is applicable to the procedural rules governing any meeting of Limited Partners (including any proxies or proxy statement related thereto), the provisions of such Act shall take precedence over any provision of this Section 10.01 which may be inconsistent therewith.

     10.02 Special Voting Rights of Class A Limited Partners. To the extent not inconsistent with applicable law, in the event that the General Partner has breached its obligations under Section 5.03 hereof, or has committed and not, within a reasonable period of time, remedied any act of fraud, bad faith, gross negligence or breach of fiduciary duty in carrying out its duties as the general partner, by the affirmative vote of Class A Limited Partners owning at least sixty-six and two-thirds percent (66.67%) of the Percentage Interests of the Class A Limited Partners, the General Partner may be removed from its position as General Partner; provided, that a new General Partner is elected within 90 days following the effective date of such removal. A new General Partner may be elected in the manner set forth in Section 6.05.




                    ARTICLE ELEVEN - MISCELLANEOUS PROVISIONS


     11.01  Appointment of General  Partner as  Attorney-in-Fact.

     (A) Each Limited Partner, including each Substituted Limited Partner, irrevocably constitutes and appoints the General Partner as true and lawful attorney-in-fact with full power and authority in such Limited Partner's name, place and stead to execute, acknowledge, deliver, swear to, file and record at the appropriate public offices such documents as may be necessary or appropriate to carry out the provisions of this Agreement, including but not limited to:

     (1) all certificates and other instruments (including counterparts of this Agreement), and any amendment thereof, which the General Partner deems appropriate to form, qualify or continue the Partnership as a limited partnership (or a partnership in which the Limited Partners will have limited liability comparable to that provided by the Act) in the jurisdictions in which the Partnership may conduct business or in which such formation, qualification or continuation is, in the opinion of the General Partner, necessary or desirable to protect the limited liability of the Limited Partners;

     (2) all amendments to this Agreement adopted in accordance with the terms hereof and all instruments which the General Partner deems appropriate to reflect a change or modification of the Agreement in accordance with the terms hereof; and

     (3) all conveyances and other instruments which the General Partner deems appropriate to reflect the dissolution and termination of the Partnership.

     (B) The appointment by all Limited Partners of the General Partner as attorney-in-fact shall be deemed to be a power coupled with an interest, in recognition of the fact that each of the Partners under this Agreement will be relying upon the power of the General Partner to act as contemplated by this Agreement in any filing and other action by it on behalf of the Partnership, and shall survive the bankruptcy, death, adjudication of incompetence or insanity, or dissolution of any Person hereby giving such power and the transfer or assignment of all or any part of the Units or Interest of such Person; provided, however, that in the event of the transfer by a Limited Partner of all of such Limited Partner's Interests, the foregoing power of attorney of a transferor Limited Partner shall survive such transfer only until such time as the transferee shall have been admitted to the Partnership as a Substituted Limited Partner and all required documents and instruments shall have been duly executed, filed and recorded to effect such substitution.

     11.02 Amendments.

     (A) Each Limited Partner, Substituted Limited Partner and any successor General Partner shall become a signatory hereof by signing such number of counterpart signature pages to this Agreement and such other instrument or instruments, and in such manner, as the General Partner shall determine. By so signing, each Limited Partner, Substituted Limited Partner or successor General Partner, as the case may be, shall be deemed to have adopted, and to have agreed to be bound by all the provisions of, this Agreement subject to the provisions of Section 7.02(D).

     (B) In addition to the amendments otherwise authorized herein, amendments may be made to this Agreement from time to time by the General Partner with the Consent of the holders of a Majority in Interest of the Class A Limited Partners provided, however, that without the Consent of all the Partners, this Agreement may not be amended so as to (i) convert the Interest of a Limited Partner into a general partner's interest; (ii) modify the limited liability of a Limited Partner; (iii) permit the General Partner to take any action prohibited by Article Five; (iv) cause the Partnership to be taxed for Federal income tax purposes as an association taxable as a corporation; or (v) effect any amendment or modification to this Section 11.02(B).

     (C) In addition to the amendments otherwise authorized herein, the Partnership may agree to amendments to the Hotel Partnership Agreement from time to time; provided, however, without the consent of a Majority in Interest of the Class A Limited Partners, the Partnership will not consent to an amendment of the Hotel Partnership Agreement so as to (i) dilute the interest of the Partnership in the Hotel Partnership in taxable profits, taxable losses, gains or loss (other than as required by the Code or Treasury Regulations), sale, condemnation, casualty or refinancing proceeds as a result of the admission of the General Partner or an Affiliate of the General Partner into the Hotel Partnership; (ii) cause the Hotel Partnership to be taxed for Federal income tax purposes as an association taxable as a corporation; or (iii) effect any amendment or modification to this Section 11.02(C).

     (D) If this Agreement shall be amended as a result of adding or substituting a Limited Partner, the amendment to this Agreement shall be signed by the General Partner and by the Person to be substituted or added and, if a Limited Partner is to be substituted, by the assigning Limited Partner. If this Agreement shall be amended to reflect the withdrawal or removal of the General Partner when the business of the Partnership is being continued, such amendment shall be signed by the withdrawing General Partner (and the General Partner hereby so agrees) and by the successor General Partner.

     (E) In making any amendments, there shall be prepared and filed for recordation by the General Partner such documents and certificates as shall be required to be prepared and filed under the Act and under the laws of the other jurisdictions under the laws of which the Partnership is then formed or qualified, not less frequently, in the case of a substitution of a Limited Partner, than once each calendar quarter.

     11.03 Binding Provisions. The covenants and agreements contained herein shall be binding upon, and inure to the benefit of, the heirs, executors, administrators, personal representatives, successors and assigns of the respective parties hereto.

     11.04 Applicable Law. This Agreement shall be construed and enforced in accordance with the laws of the State of Delaware.

     11.05 Counterparts. This Agreement may be executed in several counterparts, all of which together shall constitute one agreement binding on all parties
hereto,   notwithstanding  that  all  the  parties  have  not  signed  the  same counterpart.

     11.06 Separability of Provisions. Each provision of this Agreement shall be considered separable and if for any reason any provision or provisions hereof are determined to be invalid and contrary to any existing or future law, such invalidity shall not impair the operation of or affect those portions of this Agreement which are valid.

     11.07 Article and Section Titles. Article and section titles are for descriptive purposes only and shall not control or alter the meaning of this Agreement as set forth in the text.




     IN WITNESS WHEREOF, the undersigned have caused this Agreement to be executed as of the date first above written.

                                        GENERAL PARTNER:

                                        MARRIOTT MARQUIS CORPORATION


                                        By:  /s/ Earla L. Stowe
                                        Earla L. Stowe, Vice President

                                        WITHDRAWING PARTNER:

                                        /s/ Christopher G. Townsend
                                        Christopher G. Townsend

                                        CLASS A LIMITED PARTNERS:

                                        MARRIOTT MARQUIS CORPORATION
                                        as Attorney-in-Fact for the
                                        Class A Limited Partners listed
                                        on the attached Schedule 1


                                        By:  /s/ Earla L. Stowe
                                        Earla L. Stowe, Vice President

                                        CLASS B LIMITED PARTNER:

                                        MARRIOTT MARQUIS CORPORATION


                                        By:  /s/ Earla L. Stowe
                                        Earla L. Stowe, Vice President




                                    Exhibit 1
                               Description of Land

         ALL THAT TRACT or parcel of land lying and being in Land Lot 51 of the 14th District of Fulton County, Georgia, containing 3.58 acres, same being more particularly described as follows:

         TO FIND THE TRUE POINT OF BEGINNING, begin at a drill hole set which marks the intersection of the northerly Right-of-Way Line of Harris Street (Sixty (60') foot Right-of-Way) with the easterly Right-of-Way Line of Peachtree Center Avenue (Sixty (60') foot Right-of-Way); thence traveling along the northerly Right-of-Way Line of said Harris Street south 89 degrees 10 minutes 36 seconds east a distance of 207.07 feet to a drill hole set on said Right-of-Way Line which drill hole set is the TRUE POINT OF BEGINNING; from the TRUE POINT OF BEGINNING as thus established leaving said Right-of-Way Line and traveling north 00 degrees 49 minutes 24 seconds east a distance of 112.72 feet to a point; thence traveling north 89 degrees 10 minutes 36 seconds west a distance of
206.60 feet to a nail set on the easterly Right-of-Way Line of said Peachtree Center Avenue; thence traveling along said Right-of-Way Line north 01 degrees 03 minutes 48 seconds east a distance of 177.30 feet to a drill hole set on said Right-of-Way Line; thence leaving said Right-of-Way Line and traveling south 89 degrees 10 minutes 36 seconds east a distance of 205.92 feet to a point; thence traveling north 00 degrees 49 minutes 24 seconds east a distance of 113.30 feet to a nail set on the southerly Right-of-Way Line of Baker Street (Sixty (60') foot Right-of-Way); thence traveling along said Right-of-Way Line south 89 degrees 19 minutes 51 seconds east a distance of 296.41 feet to a drill hole set on said Right-of-Way Line at its intersection with the westerly Right-of-Way Line of Courtland Street (Seventy (70') foot Right-of-Way); thence traveling along the westerly Right-of-Way Line of said Courtland Street south 01 degrees 03 minutes 16 seconds west a distance of 404.12 feet to a drill hole set on said Right-of-Way Line at its intersection with the northerly Right-of-Way Line of said Harris Street; thence traveling along the northerly Right-of-Way Line of said Harris Street north 89 degrees 10 minutes 36 seconds west a distance of
294.84 feet to a drill hole set on said Right-of-Way Line, which drill hole set marks the TRUE POINT OF BEGINNING.

         The above described property being shown on that certain Survey entitled "ALTA/ACSM Land Title Survey for Atlanta Marriott Marquis Limited Partnership, Ivy Street Hotel Limited Partnership, Marriott/Portman Finance
Corporation, The Citizens and Southern National Bank & Ticor Title Insurance Company of California", prepared by Planners and Engineers Collaborative, bearing the seal of Robert Lee White, Georgia Registered Land Surveyor No.
2080, dated January 5, 1990.

         TOGETHER WITH the following two (2) easement parcels, on the terms and subject to the conditions set forth with respect thereto in, to and under that certain Declaration of Easements and Restrictions dated on September 1, 1982 and recorded at Deed Book 8291, Page 40, Fulton County, Georgia Records; as amended by First Amendment to Declaration of Easements and Restrictions, dated as of August 4, 1983, recorded at Deed Book 8657, Page 385, aforesaid Records:




                                EASEMENT PARCELS

(MARQUIS TWO TOWER)

         All that tract or parcel of land lying and being in the City of Atlanta, in Land Lot 51 of the 14th District of Fulton County, Georgia, and being more particularly described as follows:

         BEGINNING at the point formed by the intersection of the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) with the south right-of-way line of Baker Street (as presently located; run thence south 89 degrees, 19 minutes, 51 seconds east, as measured along the south right-of-way line of Baker Street (as presently located), a distance of 205.44 feet to a point; run thence south 00 degrees, 49 minutes, 24 seconds west, a distance of 113.30 feet to a point; run thence north 89 degrees, 10 minutes, 36 seconds west, a distance of 205.92 feet to a point lying on the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located); run thence north 01 degrees, 03 minutes, 49 seconds east, as measured along the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) a distance of 112.75 feet to a point formed by the intersection of the south right-of-way line of Baker Street (as presently located) with the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) and the POINT OF BEGINNING; being property shown on the plat of survey, to which reference is made for all purposes, prepared for P.C. Towers, L.P., a Georgia limited partnership, by Planners and Engineers Collaborative, bearing the certification of Robert L. White, Georgia Registered Land Surveyor, number 2080, dated July 20, 1988, last revised September 9, 1988.

(MARQUIS ONE TOWER)

         All that tract or parcel of land lying and being in the City of Atlanta, in Land Lot 51, of the 14th District, of Fulton County, Georgia, and being more particularly described as follows:

         BEGINNING at the point formed by the intersection of the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) with the north right-of-way line of Harris Street (as presently located); run thence north 01 degrees, 03 minutes, 49 seconds east, as measured along the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (an presently located), a distance of 112.72 feet to a point; run thence south 89 degrees, 10 minutes, 36 seconds east, a distance of
206.60 feet to a point; run thence south 00 degrees, 49 minutes, 24 seconds west, a distance of 112.72 feet to a point located on the north right-of-way line of Harris Street (as presently located); run thence north 89 degrees, 10 minutes, 36 seconds west, as measured along the north right-of-way line of Harris Street (as presently located), a distance of 207.07 feet to a point formed by the intersection of the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) with the north right-of-way line of Harris Street (as presently located) and the POINT OF BEGINNING; being property shown on the plat of survey, to which reference is made for all purposes, prepared for P.C. Towers, L.P., a Georgia limited partnership, by Planners and Engineers Collaborative, bearing the certification of Robert L. White, Georgia Registered Land Surveyor, number 2080, dated July 20, 1988, last revised September 9, 1988.




                                    Exhibit 2
                       Capital Accounts after Revaluation









                               TABLE OF CONTENTS



ARTICLE ONE - DEFINED TERMS....................................................1

ARTICLE TWO - FORMATION, NAME, PLACE OF BUSINESS, PURPOSE AND TERM...........  9
         Continuation........................................................  9
         Name and Offices....................................................  9
         Purpose.   9
         Term.      9
         Agent for Service of Process........................................  9

ARTICLE THREE - PARTNERS AND CAPITAL.........................................  9
         General Partner.....................................................  9
         Limited Partners....................................................  9
         Capital Contributions by General Partner............................ 10
         Capital Contributions by Class A and Class B Limited Partners;
               Adjustment of Capital Accounts................................ 10
         Partnership Capital................................................. 11
         Liability of the Limited Partners................................... 11
         Voluntary Additional Financing...................................... 11

ARTICLE FOUR - ALLOCATIONS OF PROFITS AND LOSSES AND DISTRIBUTIONS........... 11
         Allocation of Profit and Loss....................................... 11
         Distributions....................................................... 16
         Allocation Among Class A Limited Partners........................... 17
         Section 754 Adjustments............................................. 17
         Distribution Upon Liquidation....................................... 17
         Restoration of Capital Accounts..................................... 18

ARTICLE FIVE - RIGHTS, POWERS AND DUTIES OF THE GENERAL PARTNER.............. 18
         Authority of the General Partner to Manage the Partnership.......... 18
         Restrictions on Authority of the General Partner.................... 20
         Duties and Obligations of the General Partner....................... 22
         Compensation of General Partner..................................... 23
         Other Business of Partners.......................................... 23
         Limitation on Liability of General Partner; Indemnification......... 23
         Designation of Tax Matters Partner.................................. 24

ARTICLE SIX - WITHDRAWAL OR REMOVAL OF GENERAL PARTNER....................... 25
         Limitation on Voluntary Withdrawal.................................. 25
         Bankruptcy or Dissolution of the General Partner.................... 25
         Liability of Withdrawn General Partner.............................. 26
         Removal of General Partner.......................................... 26
         Substitute General Partner.......................................... 26

ARTICLE SEVEN - ASSIGNABILITY OF UNITS....................................... 26
         Restrictions on Assignments......................................... 26
         Assignees and Substituted Limited Partners.......................... 27

ARTICLE EIGHT - DISSOLUTION AND LIQUIDATION OF THE PARTNERSHIP............... 28
         Events Causing Dissolution.......................................... 28
         Liquidation......................................................... 29

ARTICLE NINE - BOOKS AND RECORDS, ACCOUNTING, REPORTS, TAX ELECTIONS......... 29
         Books and Records................................................... 29
         Accounting and Fiscal Year.......................................... 29
         Bank Accounts and Investments....................................... 30
         Reports.  30
         Tax Depreciation and Elections...................................... 31
         Interim Closing of the Books........................................ 31

ARTICLE TEN - MEETINGS AND VOTING RIGHTS OF LIMITED PARTNERS................. 31
         Meetings............................................................ 31
         Special Voting Rights of Class A Limited Partners................... 32

ARTICLE ELEVEN - MISCELLANEOUS PROVISIONS.................................... 33
         Appointment of General Partner as Attorney-in-Fact.................. 33
         Amendments.......................................................... 33
         Binding Provisions.................................................. 34
         Applicable Law...................................................... 34
         Counterparts........................................................ 34
         Separability of Provisions.......................................... 34
         Article and Section Titles.......................................... 34







EXHIBIT 3.B.

                         HMA REALTY LIMITED PARTNERSHIP

                          LIMITED PARTNERSHIP AGREEMENT









                                TABLE OF CONTENTS


ARTICLE I - FORMATION........................................................  1

ARTICLE II - INTERPRETIVE PROVISIONS.........................................  1

ARTICLE III - BUSINESS PURPOSE...............................................  6

ARTICLE IV - CAPITAL ........................................................  7

ARTICLE V - ALLOCATIONS AND DISTRIBUTIONS....................................  7

ARTICLE VI - PARTNERSHIP MANAGEMENT..........................................  9

ARTICLE VII - ACCOUNTING AND REPORTS......................................... 16

ARTICLE VIII - TRANSFER OF PARTNERSHIP INTERESTS............................. 17

ARTICLE IX - DISSOLUTION AND LIQUIDATION..................................... 18

ARTICLE X - AMENDMENTS ...................................................... 20

ARTICLE XI - MISCELLANEOUS PROVISIONS........................................ 20









                         HMA REALTY LIMITED PARTNERSHIP
                          LIMITED PARTNERSHIP AGREEMENT


     THIS LIMITED PARTNERSHIP AGREEMENT (the "Agreement") is made as of the 29th day of January, 1998 by and between HMA-GP, Inc., a Delaware corporation ("General Partner"), and Ivy Street Hotel Limited Partnership, a Georgia limited partnership ("Limited Partner").

                                    RECITALS:

     A........The parties hereto hereby form HMA Realty Limited Partnership (the
"Partnership") as a Delaware limited partnership for the purposes hereinafter set forth.

     B........The parties hereto desire to enter into this Agreement in order to govern the affairs of the Partnership and set forth their rights, obligations and understandings with respect to the Partnership.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties hereto, intending to be legally bound hereby, agree as follows:


                              ARTICLE I - FORMATION

     1.01.....Formation.  The Partners  hereby form the Partnership as a limited partnership under the Act. The General Partner shall take all action required by law to perfect and maintain the Partnership as a limited partnership under the Act and under the laws of all other jurisdictions in which the Partnership may elect to conduct business. The General Partner shall promptly take all steps necessary to register the Partnership under applicable assumed or fictitious name statutes or similar laws. The Partners further agree and obligate themselves to execute, acknowledge and cause to be filed for record, in the place or places and manner prescribed by law, the Certificate or this Agreement as may be required, either by the Act, by the laws of a jurisdiction in which the Partnership transacts business or by this Agreement, to comply with the requirements of law for the formation, continuation, preservation and operation of the Partnership as a limited partnership under the Act or under the laws of such other jurisdiction(s) in which the Partnership transacts business.

     1.02.....Name.  The name of the  Partnership  shall be HMA  Realty  Limited
Partnership.

     1.03.....Place  of Business;  Registered  Agent.  The principal  office and place of business of the Partnership shall be 10400 Fernwood Road, Bethesda, Maryland 20817-1109, or at such other place as the General Partner may from time to time designate. The name and post office address of the Partnership's registered agent in the State of Delaware shall be The Prentice-Hall Corporation System, Inc., 1013 Centre Road, Wilmington, Delaware 19805. The General Partner may change the registered agent of the Partnership as it may from time to time determine.




                      ARTICLE II - INTERPRETIVE PROVISIONS


     2.01.....Certain  Definitions.  The  following  terms have the  definitions hereinafter indicated whenever used in this Agreement with initial capital letters:

     .........Act:  The Delaware Revised Uniform Limited Partnership Act, as the
same may be amended and in
effect from time to time.

     .........Affiliate:  With  respect  to any  referenced  Person,  any Person directly or indirectly controlling, controlled by, or under direct common control with the Person in question. As used herein, "control" shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract, or otherwise.

     .........Agreement: This Limited Partnership Agreement and Exhibits 1 and 2
attached hereto, as the same may be amended and in effect from time to time.

     .........Bankrupt(cy):  Either (i) the initiation by a referenced Person of a proceeding, or initiation of any proceeding against a referenced Person which has not been vacated, discharged or bonded within thirty (30) days of initiation, under a federal, state or local bankruptcy or insolvency law, (ii) an assignment by a referenced Person for the benefit of creditors, (iii) the inability of a referenced Person to pay his debts as they become due, or (iv) the agreement by a referenced Person to appointment of a receiver or trustee for all or a substantial part of his property, or court appointment of such receiver or trustee which is not suspended or terminated within thirty (30) days after appointment.

     .........Capital  Contribution:  The  total  amount  of money  and the fair market value (as agreed upon by the Partners in accordance with this Agreement) of other property contributed by each Partner to the Partnership pursuant to the terms of this Agreement, including the Capital Contribution made by a predecessor holder(s) of the Interest of such Partner, unless the context requires otherwise.

     .........Capital  Proceeds:  The net proceeds  received by the  Partnership from, or attributable to, (i) any financing obtained by the Partnership after payment of the then-outstanding principal balance and accrued but unpaid interest on liabilities of the Partnership then payable pursuant to the terms thereof from the proceeds of such financing; (ii) the sale or condemnation (other than a temporary taking) of all or substantially all of any Property or the Partnership's interest therein after payment of the then-outstanding principal balance and accrued but unpaid interest on liabilities of the Partnership then payable pursuant to the terms thereof; (iii) the receipt of title or fire and extended coverage insurance; and (iv) any reserves previously set aside from Capital Proceeds or Capital Contributions which are deemed available for distribution by the General Partner.

     .........Certificate: The Partnership's Certificate of Limited Partnership,
as amended from time to time, as required by the Act.

     .........Consent: Either the written consent of a Person or the affirmative vote of such Person at a meeting duly called and held pursuant to this Agreement, as the case may be, to do the act or thing for which the consent is required or solicited, or the act of granting such consent, as the context may require. Except as expressly provided otherwise in this Agreement, reference to a requirement for the "Consent" of a Partner shall require the commercially reasonable judgment of such Partner in light of the facts and circumstances, rather than the unfettered discretionary decision of such Partner.

     .........Fiscal  Year:  The calendar  year or such other twelve  (12)-month period designated by the General Partner.

     .........General  Partner:  HMA-GP, Inc., a Delaware  corporation,  and its successor(s) who or which become Successor General Partner(s) in accordance with the terms of this Agreement.

     .........Gross Asset Value: With respect to any asset, the asset's adjusted basis for federal income tax purposes, except as follows:

     .........(A)  The initial Gross Asset Value of any asset  contributed  by a
Partner to the Partnership shall be the value of such asset, as agreed to by the contributing Partner and the Partnership.

     .........(B)  The Gross Asset  Values of all  Partnership  Assets  shall be adjusted to equal their respective gross fair market values, as determined by the General Partner, as of the following times: (1) the acquisition of an additional interest in the Partnership by any new or existing Partner in exchange for more than a de minimis Capital Contribution; (2) the distribution by the Partnership to a Partner of more than a de minimis amount of Partnership Assets as consideration for an interest in the Partnership; and (3) the liquidation of the Partnership within the meaning of treasury regulations ("Regulations") Section 1.704-1(b)(2)(ii)(g); provided, however, that the adjustments pursuant to clauses (1) and (2) above shall be made only if the General Partner reasonably determines that such adjustments are necessary or appropriate to reflect the relative economic interests of the Partners in the Partnership.

     .........(C) The Gross Asset Value of any Partnership  Asset distributed to any Partner shall be the gross fair market value of such asset on the date of distribution; and

     .........(D)  The  Gross  Asset  Values  of  Partnership  Assets  shall  be increased (or decreased) to reflect any adjustments to the adjusted basis of such assets pursuant to Section 734(b) of the Internal Code of 1986 ("Code") or Code Section 743(b), but only to the extent that such adjustments are taken into account in determining capital accounts pursuant to Regulations Section 1.704-1(b)(2)(iv)(m); provided, however, that Gross Asset Values shall not be adjusted pursuant to this (D) to the extent the General Partner determines that an adjustment pursuant to (B) above is necessary or appropriate in connection with a transaction that would otherwise result in an adjustment pursuant to this
(D).

     .........If  the  Gross  Asset  Value of an asset  has been  determined  or adjusted pursuant to (A), (B), or (D) above, such Gross Asset Value shall thereafter be adjusted by the depreciation taken into account with respect to such asset for purposes of computing Partnership profits and losses.

     .........Hotel:  The  Atlanta  Marriott  Marquis,  a  hotel  owned  by  the
Partnership containing 1,674 guest rooms, meeting/banquet facilities, restaurants and related amenities, located in Atlanta, Fulton County, Georgia and comprising a portion of the Property.

     .........Hotel  Management  Agreement:  That certain  Management  Agreement between the Limited Partner and the Hotel Operator executed as of January 3, 1998, providing for the day-to-day operation of the Hotel, which Management Agreement is being assigned by the Limited Partner to the Partnership, as the same may be hereafter amended from time-to-time.

     .........Hotel Operator: New Marriott MI, Inc., a Delaware corporation,  or its successor or assignee as permitted under the Hotel Management Agreement, or any other Person who shall at any time act as the operator of the Hotel pursuant to an agreement with the Partnership.

     .........IRS:  The Internal Revenue Service, an agency of the United States government.

     .........Limited  Partner: Ivy Street Hotel Limited Partnership,  a Georgia
limited partnership, and its successor(s) who or which become Substituted Limited Partner(s) in accordance with the terms of this Agreement.

     .........Loan:  That  certain  loan to the  Partnership  from Nomura  Asset
Capital Corporation or an affiliate thereof in the original principal amount of $164,000,000.00, as secured by, among other things, the Property.

     .........Loan Documents: Any and all evidence,  documents,  instruments and agreements executed in connection with the Loan, which wholly or partially evidence, secure or guarantee payment of the Loan.

     .........Net  Capital  Contributions:  As to any  Partner  on any day,  the
Partner's Capital Contributions adjusted as follows:

     .........A.  Increased by the amount of any Partnership  liabilities which, in connection with distributions pursuant to the terms hereof, are assumed by such Partner or are secured by any Partnership Asset distributed to such Partner, and

     .........B.  Reduced by the amount of cash and the Gross Asset Value of any
Partnership Asset distributed to such Partner pursuant to Section 5.03 hereof and the amount of any liabilities of such Partner assumed by the Partnership or which are secured by any property contributed by such Partner to the Partnership.

     .........In  the event any interest in the  Partnership  is  transferred in accordance with the terms of this Agreement, the transferee shall succeed to the adjusted Capital Contribution of the transferor to the extent it relates to the transferred interest in the Partnership.

     .........Net Cash Flow: With respect to any Fiscal Year or other accounting period designated by the General Partner, all cash receipts earned from the business operations of the Partnership and any other funds deemed available for distribution by the General Partner, including any amounts previously set aside as reserves or escrows, less (i) expenses and expenditures payable therefrom including, without limitation, operating expenses, taxes, insurance premiums, advances and loans, and (ii) any reserves deemed reasonably necessary by the General Partner.

     .........Net  Profits and Net Losses:  The taxable  income or loss,  as the case may be, for a period (or from a transaction) as determined in accordance with Code Section 703(a) (for this purpose, all items of income, gain, loss, or deduction required to be separately stated pursuant to Code Section 703(a)(1) shall be included in taxable income or loss).

     .........Nonrecourse  Liability:  The  meaning  set  forth  in  Regulations
Section 1.752-1(a)(2).

     .........Notice:  A writing  containing  the  information  required by this
Agreement to be communicated to a Person and personally delivered to such Person or sent by (i) registered or certified mail, postage prepaid, return receipt requested, (ii) facsimile transmission with answer back confirmation, or (iii) nationally recognized overnight courier service to such Person at the last known address of such Person as shown on the books of the Partnership, the date of personal delivery, or of the certification receipt, as the case may be, being deemed the date of such Notice; provided, however, that any written communication containing such information actually received by a Person shall constitute Notice for all purposes of this Agreement. Notice may also validly be made by facsimile transmission to any Person and the date of such facsimile transmission shall constitute the effective date of such Notice.

     .........Partner(s):  The General Partner and the Limited Partner, and such other Persons who become Partners pursuant to the terms of this Agreement.

     .........Partnership:  The Delaware limited partnership  referred to herein as HMA Realty Limited Partnership, as such partnership may from time to time be constituted.

     .........Partnership Assets: At any particular time, any interests, rights, assets or property (tangible or intangible, choate or inchoate, fixed or contingent) held or owned by the Partnership.

     .........Partnership  Interest  or  Interest:  A  Partner's  Percentage  of
Partnership Interest, right to distributions under Article V hereof, and any other rights which such Partner has in the Partnership.

     .........Percentage  of  Partnership  Interest:  As  to  any  Partner,  the
percentage in the Partnership shown opposite the name of such Partner on Exhibit 1 attached hereto, as the same may be adjusted from time to time in accordance with this Agreement.

     .........Person:  Any individual, partnership,  corporation, trust or other entity.

     .........Portman:  John C. Portman,  Jr., a Georgia  resident and a limited partner of the Limited Partner.

     .........Priority  Return:  As to any  Limited  Partner,  as of any time of determination, an amount equal to a cumulative compounded return on the Net Capital Contributions of such Partner from the date hereof to the date of such determination at a rate of ten percent (10%) per annum, which Priority Return shall accrue and be compounded on a daily basis.

     .........Property:  Collectively,  all of the real  property  described  on
Exhibit 2 to this Agreement, together with, in each instance, all of the buildings, improvements and fixtures thereon, and the Partnership's interest in and to all easements, rights of way, hereditaments and appurtenances, leases, rents, security deposits, licenses and privileges and other tangibles and intangibles of like nature belonging to or enuring to the benefit of the owner of the property and used in the operation thereof.

     .........Substituted Limited Partner: That Person or those Persons admitted to the Partnership as substitute Limited Partner(s), in accordance with the provisions of this Agreement. A Substituted Limited Partner, upon its admission as such, shall succeed to the rights, privileges and liabilities of its predecessor in interest as a Limited Partner.

     .........Successor  General  Partner:  Any  Person who is  admitted  to the
Partnership as an additional or substitute  General Partner  pursuant to Article
VIII. A Successor General Partner, upon its admission as such, shall succeed to the rights, privileges and liabilities of its predecessor in interest as a General Partner.

     .........Tax  Matters Partner:  The General Partner,  or such other Partner who becomes Tax Matters Partner pursuant to the terms of this Agreement.

     2.02.....Rules of Construction.  The following rules of construction  shall apply to this Agreement:

     .........(A) All section headings in this Agreement are for the convenience of reference only and are not intended to qualify the meaning of any section.

     .........(B) All personal pronouns used in this Agreement,  whether used in the masculine, feminine or neuter gender, shall include all other genders, the singular shall include the plural, and vice versa, as the context may require.

     .........(C) Each provision of this Agreement shall be considered severable from the rest, and if any provision of this Agreement or its application to any Person or circumstances shall be held invalid and contrary to any existing or future law or unenforceable to any extent, the remainder of this Agreement and the application of any other provision to any Person or circumstances shall not be affected thereby and shall be interpreted and enforced to the greatest extent permitted by law so as to give effect to the original intent of the parties hereto.

     .........(D)  Unless otherwise  specifically  and expressly  limited in the context, any reference herein to a decision, determination, act, action, exercise of a right, power or privilege, or other procedure by the General Partner shall mean and refer to the decision, determination, act, action, exercise or other procedure by the General Partner in its sole and absolute discretion. Notwithstanding the foregoing, such discretion shall reflect the commercially reasonable judgment of the General Partner in light of the facts and circumstances, rather than the unfettered discretionary decision of the General Partner.




                         ARTICLE III - BUSINESS PURPOSE


     3.01.....Business. The purposes of the Partnership shall be, subject to the limitations set forth in this Agreement, solely to acquire, own, hold, improve, develop, operate, manage, lease, maintain, finance, refinance, mortgage, dispose of and otherwise deal directly with the Property, and to engage in any other lawful act or activity necessary, convenient, incidental or appropriate to the foregoing.

     3.02.....Authorized  Activities.  In  carrying  out  the  purposes  of  the
Partnership, but subject to all other provisions, prohibitions and limitations of this Agreement, the Partnership is authorized to engage in any kind of lawful activity, and perform and carry out contracts of any kind, necessary or advisable in connection with the accomplishment of the purposes and business of the Partnership.




                              ARTICLE IV - CAPITAL


     4.01.....Capital Contributions.

     .........(A)  Simultaneously  with its  execution of this  Agreement,  each
Partner shall contribute to the capital of the Partnership that amount of cash and/or other property determined by the General Partner to be the appropriate amount to be contributed by such Partner on account of the acquisition of its Interest as further set forth opposite such Partner's name on the books and records of the Partnership.

     .........(B) After the Capital Contributions referred to in Section 4.01(A)
have been made, on the tenth business day after written notification from the General Partner, the Partners shall have the option, but shall not be required, to contribute additional amounts to the Partnership, either as loans or as additional Capital Contributions, in such relative amounts as the General Partner shall determine in its sole discretion.

     .........(C)  Except as set forth in this Section 4.01, no Partner shall be obligated to contribute or loan any funds to the Partnership.

     4.02.....No  Third Party  Beneficiaries.  The foregoing  provisions of this
Article IV are not intended to be for the benefit of any Person (other than a Partner in its capacity as a Partner) to whom any debts, liabilities or obligations are owed by (or who otherwise has any claim against) the Partnership or any of the Partners; and no such Person shall obtain any right under any such foregoing provision against the Partnership or any of the Partners by reason of any debt, liability or obligation (or otherwise).

     4.03.....Return of Capital Contributions.  Except as otherwise specifically provided in this Agreement, (i) no Partner shall have any right to withdraw or reduce its Capital Contributions, or to demand and receive property other than cash from the Partnership in return for its Capital Contributions, (ii) no Partner shall have any priority over any other Partners as to the return of its Capital Contributions and (iii) any return of Capital Contributions to the Partners shall be made solely from Partnership Assets, and no Partner shall be personally liable for any such return.

     4.04 Refinancing. The General Partner covenants that in connection with any refinancing of the Property, it will use commercially reasonable efforts to obtain replacement financing which constitutes a Nonrecourse Liability, in an amount equal to or greater than the financing being replaced.




                    ARTICLE V - ALLOCATIONS AND DISTRIBUTIONS


     5.01.....Allocation of Items.

     .........(A)  All  Net  Profits,  Net  Losses,   deductions,   credits  and
allowances for any Fiscal Year shall be allocated to the Partners in proportion to their respective Percentages of Partnership Interest.

     .........(B)  Notwithstanding  the provisions of Section 5.01(A) above, any
Net Profit or Net Loss shall be allocated among the Partners as follows:

     ......... (1) As to Net Profits (and to the extent necessary to achieve the
Capital Account balances intended under clauses first and second below, items of gross income): first, such Net Profits shall be allocated among the Partners in proportion to their negative Capital Account balances (if any), as of the end of the Fiscal Year in question, after giving effect to all other allocations made under this Agreement with respect to such year and all distributions made during such year, until such Capital Account balances shall have a zero balance; second, the balance of any such Net Profits shall be allocated among the Partners to the extent that they would receive cash and/or property as a result of the disposition of all or substantially all of the Partnership Assets after the end of such year in excess of the amount of their positive Capital Accounts before any allocations are made pursuant to this Section 5.01(B)(1); and third, the balance of any such Net Profits shall be allocated among the Partners in proportion to their respective Partnership Interests.

     ......... (2) As to Net Losses: first, an amount of Net Losses equal to the aggregate positive balances (if any) in the Capital Accounts of all Partners having positive Capital Account balances, as of the end of the Fiscal Year in question, after giving effect to all other allocations made under this Agreement with respect to such year and all distributions made during such year, and any cash and/or property from the disposition anticipated to be distributed after the end of such year, shall be allocated to such Partners in proportion to their positive Capital Account balances until such Capital Accounts shall have zero balances; and thereafter, the balance of any Net Losses shall be allocated among the Partners in proportion to their respective Partnership Interests.

     5.02.....Distributions of Net Cash Flow.

     .........(A) The General Partner shall distribute quarterly an amount equal to the Net Cash Flow generated by the Partnership during such quarter, as follows:

     .........  (1)  First,  100% to the  Limited  Partners,  until the  Limited
Partners have received an amount equal to their then accrued but unpaid Priority Return; and

     .........  (2)  Thereafter,  the  balance  to the  Partners,  pro  rata  in accordance with their respective Percentage of Partnership Interests.

     .........(B)  Distributions  of Net Cash Flow shall be made to the Partners of record on the record date established by the General Partner for the distribution, without regard to the length of time the record holder has been such.

     5.03  Distributions  of  Capital  Proceeds..03   Distributions  of  Capital
Proceeds. Capital Proceeds will be distributed as soon as practicable following their receipt by the Partnership, as follows:

     .........(A)  First,  100%  to the  Limited  Partners,  until  the  Limited
Partners have received an amount equal to their then accrued but unpaid Priority Return; and

     .........(B)  Thereafter,  100% to the Partners, in proportion to their Net
Capital Contributions, until their Net Capital Contributions are reduced to zero; and

     .........(C)  Thereafter,   the  balance  to  the  Partners,  pro  rata  in
accordance with their respective Percentage of Partnership Interests.




                       ARTICLE VI - PARTNERSHIP MANAGEMENT


     6.01.....Management   and  Control  of  Partnership  Business.   Except  as
otherwise expressly provided or limited by the provisions of this Agreement, the General Partner shall have full, exclusive and complete discretion to manage and control the business and affairs of the Partnership, to make all decisions affecting the business and affairs of the Partnership, and to take all such action as it deems necessary or appropriate to accomplish the purposes of the Partnership as set forth herein. The General Partner shall use reasonable efforts to carry out the purposes of the Partnership and shall devote to the management of the business and affairs of the Partnership such time as the General Partner, in its reasonable discretion, shall deem to be reasonably required for the operation thereof. Except as otherwise expressly set forth in this Agreement, the Limited Partner shall not have any authority, right or power to bind the Partnership, or to manage or control, or to participate in the management or control of, the business and affairs of the Partnership in any manner whatsoever.

     6.02.....Special Purpose Partner.

     .........(A)  So long as the Loan  shall be  outstanding,  the  Partnership shall have at all times at least one General Partner that is a special-purpose entity (the "Special-Purpose Partner"), owning at least a one (1%) percent Interest in the Partnership. In the event that the Special-Purpose Partner is a limited liability company or partnership, it shall have an operating agreement or partnership agreement, as applicable, containing provisions substantially similar to those contained in Sections 3.01, 6.02, 6.03, 6.08(D), 8.03(B), 9.01,
9.02 and 11.02 of this Agreement, and to the extent same relate to the foregoing Sections, to those contained in Section 2.01. In the event that the Special-Purpose Partner is a corporation, it shall have organizational documents substantially similar to those of the General Partner.

     .........(B)  Upon the  dissociation  or withdrawal of the  Special-Purpose
Partner from the Partnership or the bankruptcy, insolvency or liquidation of the Special-Purpose Partner, the Partnership shall immediately appoint a new
Special-Purpose Partner, and shall cause to be delivered to the holder of the Loan a non-consolidation opinion acceptable to said holder and to any applicable rating agency, concerning, as applicable, the Partnership, the new Special-Purpose Partner and its owners.

     6.03.....Restrictive Covenants; Unanimous Consent.

     .........(A) Notwithstanding anything in this Agreement to the contrary, so long as the Loan is outstanding, the Partnership shall not do any of the following:

     ......... (1) Dissolve or liquidate,  consolidate or merge with or into any other entity, or convey, sell or transfer all or substantially all of the assets of the Partnership;

     .........  (2) Engage in any  business or activity  except as  permitted in this Agreement; or

     .........  (3)  Incur any  indebtedness  other  than (a) the Loan,  or debt incurred to refinance the Loan, (b) subject to the terms of the Loan Documents, trade payables incurred in the ordinary course of its business or otherwise relating to the ownership and operation of the Property, or (c) debt otherwise permitted under the Loan Documents.

     .........(B)  Notwithstanding  anything to the  contrary  contained in this
Agreement, so long as the Loan is outstanding, the Partnership shall not amend or modify this Section 6.03 or Sections 3.01, 6.02, 6.08(D), 8.03(B), 9.01, 9.02
or 11.02 of this Agreement, and to the extent same relate to the foregoing Sections, Section 2.01 of this Agreement, without the prior written consent of the holder of the Loan and confirmation from each of the applicable rating agencies that such amendment would not result in the disqualification, withdrawal or downgrade of any securities rating applicable to the loans evidenced by the Loan Documents.

     .........(C) Subject to Section 6.03(A),  notwithstanding  anything in this
Agreement to the contrary, the unanimous Consent of the Partners, which shall include the consent of the "Independent Director" (as defined in the Loan Documents) of the General Partner, shall be required to cause the Partnership to take any of the following actions:

     .........  (1)  File a  bankruptcy  or  insolvency  petition  or  otherwise institute proceedings under any existing or future law relating to bankruptcy, insolvency, reorganization or relief of debtors on behalf of the Partnership;

     .........  (2)  Consent to the  institution  of  bankruptcy  or  insolvency proceedings against the Partnership under any existing or future law relating to bankruptcy, insolvency, reorganization or relief of debtors;

     ......... (3) Dissolve or liquidate,  consolidate or merge with or into any other entity, or convey, sell or transfer all or substantially all of the assets of the Partnership, except as permitted under the Loan Documents;

     .........  (4) Engage in any  business or activity  except as  permitted in this Agreement;

     .........  (5)  Incur any  indebtedness  other  than (A) the Loan,  or debt incurred to refinance the Loan, (B) subject to the terms of the Loan Documents, trade payables incurred in the ordinary course of its business or otherwise relating to the ownership and operation of the Property, or (C) debt otherwise permitted under the Loan Documents; or

     ......... (6) Amend, change or modify this Agreement.

     .........(D) Subject to Section 6.03(A),  notwithstanding  anything in this
Agreement to the contrary, the unanimous Consent of the Partners shall be required to cause the Partnership to take any of the following actions:

     .........  (1) Sell and convey, or contract to sell and convey,  all or any part of the property, real or personal, owned by the Partnership;

     .........  (2) Execute leases or subleases or modify leases or subleases of any real property, or any part thereof or interest therein, owned by the Partnership, or any amendment thereto or modification thereof, and terminate any such leases or subleases and accept the surrender of the property so leased or subleased upon the expiration or earlier termination of such leases or subleases;

     ......... (3) Borrow money and, as security therefor, mortgage or otherwise encumber all or any Partnership Asset, enter into sale/leaseback financing transactions and make, deliver and execute any commercial paper and sign, seal, deliver and otherwise execute any note, mortgage, deed to secure debt, security agreement, assignment of receivables or other collateral assignments, bond, financing statement guaranty, rental agreement, lease, contract to sell, deed or such other instrument of conveyance, road deed, right-of-way deed, quit-claim deed or easement, or exercise any purchase option, concerning the Property or other Partnership Asset;

     .........  (4)  Prepay in whole or in part,  refinance,  recast,  increase, modify, consolidate or extend any mortgages, deeds to secure debt or other encumbrances which may affect any Partnership Asset, and in connection therewith execute or cause to be executed, for and on behalf of the Partnership, any extensions, renewals, consolidations or modifications of such mortgages, deeds to secure debt or other encumbrances;

     .........  (5)  Commence,  terminate,  defend  or  settle  any  litigation, arbitration, claim or other dispute involving the business or assets of the Partnership;

     ......... (6) Amend the Hotel Management Agreement; or

     .........  (7)  With  respect  to the  coordination  of the  operation  and management of the Hotel by the Hotel Operator, to approve (i) the annual operating projection, (ii) the advertising and marketing program, (iii) the repairs and equipment budget, and (iv) the annual estimate of the cost of major capital improvements (all to be prepared initially by the Hotel Operator).

     6.04.....No  Management  by Limited  Partner.  The Limited  Partner,  in it
capacity as a limited partner, shall not take part in the day-to-day management, operation or control of the business and affairs of the Partnership nor have any authority, right or power to act for or on behalf of or to bind the Partnership or transact any business in the name of the Partnership. The Limited Partner shall have no rights other than those specifically provided herein or granted by law where consistent with a valid provision hereof.

     6.05.....Limitations on Partners.

     .........(A)  No Partner shall have any authority to perform (i) any act in violation of any applicable law or regulation thereunder, (ii) any act prohibited by Section 6.03(A) or (iii) any act without any Consent or ratification which is required to be Consented to or ratified by the General Partner pursuant to the terms of this Agreement.

     .........(B)  No action  shall be taken by a Partner if it would change the
Partnership to an association taxable as a corporation for federal income tax purposes. A determination of whether such action will have the above described effect shall be based upon a declaratory judgment or similar relief obtained from a court of competent jurisdiction, a favorable ruling from the IRS or the receipt of an opinion of counsel.

     6.06.....Business with Affiliates.  The General Partner, in its discretion, may cause the Partnership to transact business with any Partner or any Affiliate for goods or services reasonably required in the conduct of the Partnership's business; provided that any such transaction shall be effected by an enforceable agreement and only on terms competitive with those that may be obtained in the marketplace from unaffiliated Persons.

     6.07.....No  Compensation;  Reimbursement of Expenses.  Except as otherwise set forth in this Agreement, the General Partner shall not be paid any direct salary or other compensation for serving in such capacity. Except as otherwise set forth in this Agreement, the General Partner shall be fully and entirely reimbursed by the Partnership for any and all reasonable costs and expenses (other than overhead) incurred in connection with the formation of the Partnership and the management and supervision of the Partnership business. With respect to any such reimbursement, the General Partner shall present the Partnership with such invoices or allocations as are necessary to substantiate such costs and expenses.

     6.08.....Liability for Acts and Omissions.

     .........(A)  The  General  Partner  shall not be  liable,  responsible  or accountable in damages or otherwise to the Partnership or any of the other Partners for any act or omission performed or omitted in good faith on behalf of the Partnership and in a manner reasonably believed to be within the scope of the authority granted by this Agreement and in the best interests of the Partnership, but shall be so liable, responsible or accountable for fraud, gross negligence, willful misconduct or any breach of its fiduciary duty with respect to such acts or omissions.

     .........(B)  The  Partnership  shall indemnify the General Partner (to the extent of available assets, but without the requirement that any Partner make additional Capital Contributions for this purpose) against any loss or damage incurred by the General Partner by reason of any act or omission performed or omitted by the General Partner (or its employees or agents) in good faith on behalf of the Partnership and in a manner reasonably believed by the General Partner to be within the scope of the authority granted to it by this Agreement and in the best interests of the Partnership (but not, in any event, any loss or damage incurred by reason of fraud, gross negligence, willful misconduct or breach of any of their fiduciary duty with respect to such act or omission).

     .........(C)  The General  Partner  shall  indemnify  and hold harmless the
Partnership and the Partners against any damage or loss incurred by the Partnership or Partners by reason of its fraud, gross negligence, intentional misconduct or breach of fiduciary duty with respect to the Partnership.

     .........(D)  Notwithstanding the foregoing, any and all obligations of the
Partnership to indemnify its Partners shall be fully subordinated to the Loan and, as long as the Loan is outstanding, shall not constitute a claim against the Partnership.

     6.09.....Additional  Partnership  Limitations.  Notwithstanding anything to the contrary in this Agreement:

     (A)  At  least  one  General   Partner  of  the   Partnership   will  be  a
special-purpose entity having no less than one director that is an Independent Director.

     (B) The Partners of the Partnership and the directors and stockholders of the General Partner will hold all regular meetings appropriate to authorize partnership action. Complete minutes of all meetings will be kept by the General Partner.

     (C) The Partnership will have sufficient officers and personnel to run its business and operations.

     (D) Decisions with respect to the Partnership's business and daily operations will be independently made by the Partnership and its General Partner in accordance with the provisions of this Agreement and will not be dictated by the Limited Partner or any Affiliate of the Limited Partner. All business transactions entered into by the Partnership with any of its Affiliates that are permitted will be on terms that are not more or less favorable to the Partnership than terms and conditions available at the time to the Partnership for comparable transactions with unaffiliated Persons.

     (E) The Partnership will act solely in its own name and through its General Partner and its authorized officers and agents. No Affiliates of the Partnership will be appointed agent of the Partnership except on terms that are not more favorable to such Affiliates than terms and conditions available at the time to such Affiliates for comparable transactions with unaffiliated Persons.

     (F) The Partnership will directly manage its own liabilities, including paying its own payroll and operating expenses. In the event employees of the Partnership participate in pension, insurance and other benefit plans of the Limited Partner or any Affiliate thereof, the Partnership will on a current basis reimburse the Limited Partner or such Affiliate, as the case may be, for the Partnership's pro rata share of the costs thereof.

     (G) The Partnership will prepare and maintain its own separate, full and complete books, records and financial statements. The Partnership's annual financial statements will comply with generally accepted accounting principles.

     (H) Neither the Limited Partner nor any Affiliate thereof will guarantee debts of the Partnership and the Partnership will not guarantee debts of the Limited Partner or any Affiliate thereof.

     (I) The Partnership will not acquire obligations of, or make loans or advances to, the Limited Partner or any Affiliate thereof.

     (J) The Partnership will not commingle any of its money or other assets with the money or assets of the Limited Partner or any Affiliate thereof.

     (K) The Partnership will maintain separate bank accounts in its own name.

     (L) Investments will be made by the Partnership directly or by agents engaged and paid by the Partnership. Investments will be carried by the Partnership in its own name.

     (M) If the Partnership is included within the Limited Partner's or any Affiliate of the Limited Partner's consolidated financial statements, the existence of the Partnership and the ownership of its assets will be disclosed in a footnote.

     (N) The Limited Partner will not perform any of the Partnership's duties or obligations, lend money to, or borrow money from the Partnership or transact any business or enter into any transaction with the Partnership except, in each case, pursuant to binding and enforceable written agreements, the terms of which, on the whole, are arm's length and commercially reasonable.

     (O) The Limited Partner will not (i) except by way of capital contribution in connection with its acquisition of its Interests in the Partnership relative to the organization and formation of the Partnership, advance or contribute property to the Partnership or (ii) accept or cause to be made, any transfer or distribution of the Partnership's assets to the Limited Partner in respect of its Interest in the Partnership, except as may be pursuant to duly authorized and legal actions of the Partnership.


     6.10 Right of First Negotiation.Right of First Negotiation.

     (A) The Partnership intends that Portman shall be a third party beneficiary of this Section 6.10. The Partnership hereby grants to Portman a first right of negotiation with respect to any sale of the Hotel proposed by the General Partner (a "Proposed Sale"). In the event of a Proposed Sale, the General Partner shall give Notice to Portman setting forth a detailed description of the Proposed Sale (a "Sale Notice"). The Sale Notice shall include the proposed price and all other material terms and conditions proposed by the General Partner. Portman shall have a period of thirty (30) days following his receipt of a Sale Notice within which to elect to enter into negotiations with the General Partner regarding the Proposed Sale (the "Evaluation Period"), which election must be in writing and given by Portman to the General Partner prior to the expiration of such Evaluation Period. If Portman makes such election, the General Partner and Portman shall thereafter use bona-fide, good faith and best efforts to close such transaction within one hundred twenty (120) days thereafter (the "Closing Period"), recognizing that time is of the essence. Notwithstanding the foregoing, Portman and the General Partner shall use bona-fide, good faith and best efforts to reach a binding agreement (subject to a financing contingency and any other contingencies mutually agreed to by the parties (the "Contingencies")) pursuant to which Portman shall post a forfeitable (except as may be provided in the Contingencies) deposit ("Required Deposit") equal to at least one and one-half percent (1.5%) of the proposed price set forth in the Sale Notice within sixty (60) days (the "Deposit Period") from Portman's election to enter into negotiations.

     (B) If (i) Portman does not elect to enter into negotiations with the General Partner within the Evaluation Period, (ii) Portman fails to post the Required Deposit with the Partnership within the Deposit Period, or (iii) Portman elects to enter into negotiations with the General Partner within the Evaluation Period, the Required Deposit is posted within the Deposit Period but the transaction is not closed within such Closing Period for any reason other than the failure of the Partnership to perform, then the Partnership shall be free, for a period of one (1) year following the last day of such Evaluation Period, Deposit Period or Closing Period, as the case may be (the "Free Sale Period"), to enter into a binding agreement to close the transaction described in the Sale Notice with any other person at a price that is not less than ninety-two percent (92%) of the price contained in the Sale Notice (a "Third
Party Agreement"). Closing under any such Third Party Agreement must occur within fourteen (14) months following the last day of such Evaluation Period, Deposit Period or Closing Period, as the case may be (the "Third Party Closing Period"). If (i) the Partnership does not enter into a Third Party Agreement within the Free Sale Period and the Partnership still wishes to sell the Hotel, or (ii) the Partnership enters into a Third Party Agreement within the Free Sale Period, but fails to close under such agreement within the Third Party Closing Period, and the Partnership still wishes to sell the Hotel, or (iii) within the Free Sale Period the Partnership wishes to sell the Hotel for a price less than ninety-two percent (92%) of the price contained in the Sale Notice, then the Partnership must again submit a Sale Notice to Portman as provided in this
Section 6.10 and Portman shall have all the rights  provided for in this Section
6.10 except that in the case of the situation described in clause (iii) immediately above, the Evaluation Period shall be for ten (10) days rather than thirty (30) days.




                      ARTICLE VII - ACCOUNTING AND REPORTS


     7.01 Books and Records. The General Partner shall maintain at the office of the Partnership full and accurate books of the Partnership showing all receipts and expenditures, assets and liabilities, profits and losses, names and current addresses of Partners, and all other records necessary for recording the Partnership's business and affairs. The books and records of the Partnership shall be maintained separately from those of any other Person. All Partners and their duly authorized representatives shall have the right to inspect and copy any or all of the Partnership's books and records, including books and records necessary to enable a Partner to defend any tax audit or related proceeding, during reasonable times and upon reasonable Notice to the General Partner, and shall have, on demand, true and full information of all matters affecting the Partnership.

     7.02 Books and Records; Tax Matters.

     (A) The books and records of the Partnership shall be kept on the accrual basis or such other accounting method selected by the General Partner. The accounts of the Partnership shall be analyzed by the Partnership's accountants in the reasonable discretion of the General Partner, and any statements resulting from any such analysis shall be provided to the Limited Partner as soon as practicable after receipt thereof by the General Partner.

     (B) The Tax Matters Partner shall be required to prepare or cause to be prepared all tax returns required of the Partnership at the Partnership's expense. The Tax Matters Partner may be changed with the Consent of the General Partner and the Limited Partner.

     (C) If the Partnership incurs any costs related to any tax audit, declaration of any tax deficiency or any administrative proceeding or litigation involving any Partnership tax matter, the Partnership shall use all available Net Cash Flow for such purpose, but no Partner shall be required to advance or contribute funds to the Partnership for such purpose, except to the extent provided in Article IV.

     7.03 Reports and Notices. In addition to any statements provided pursuant to Section 7.02(A), the General Partner shall be required to provide all Partners with the following reports no later than the dates indicated or as soon thereafter as circumstances permit:

     (A) By March 31, IRS Form 1065 and Schedule K-l, or similar forms as may be required by the IRS, stating each Partner's allocable share of income, gain, loss, deduction or credit for the prior Fiscal Year.

     (B) By May 31, a balance sheet and the related statements of income, cash flow, Partners' capital and changes in financial position.

     7.04 Partnership Funds. The General Partner shall have responsibility for the safekeeping and use of all funds and assets of the Partnership, whether or not in its direct or indirect possession or control. The funds of the Partnership shall not be commingled with the funds of any other Person (other than computerized checking accounts, centralized management accounts or other similar accounts) and the General Partner shall not be permitted to employ such funds in any manner except for the benefit of the Partnership. All funds of the Partnership not otherwise invested shall be deposited in one of more accounts maintained in such banking institutions as the General Partner shall determine, and withdrawals shall be made only in the regular course of Partnership business on such signatures as the General Partner may from time to time determine. The Partnership shall maintain its assets in such a manner that it is not costly or difficult to segregate, identify or ascertain such assets.




                ARTICLE VIII - TRANSFER OF PARTNERSHIP INTERESTS


     8.01 Transfer by General Partner. The General Partner may not voluntarily withdraw from the Partnership or transfer any portion of its Partnership Interest.

     8.02 Obligations of a Prior General Partner. In the event of the involuntary withdrawal of the General Partner, such General Partner shall remain liable for all obligations and liabilities (other than Partnership liabilities payable solely from Partnership Assets) incurred by it as General Partner before the effective date of such event. However, the withdrawn General Partner shall be free of, and held harmless by, the Partnership against any obligation or liability incurred on account of the activities of the Partnership from and after the effective date of such event, except as provided in this Agreement.

     8.03 Additional General Partners.

     (A) Subject to Section 8.03(B) below, a Person may be admitted to the Partnership as a Successor General Partner only if the following conditions are satisfied:

     (1) The admission of such Person shall have been Consented to by the Limited Partner;

     (2) The Person shall have accepted and agreed to be bound by all the terms and provisions of this Agreement, by executing a counterpart thereof and such other documents or instruments as may be required or appropriate in order to effect the admission of such Person as a General Partner; and

     (3) An amendment to the Certificate evidencing the admission of such Person as a General Partner shall have been filed for recordation as required by the Act.

     (B) So long as the Loan remains outstanding and unsatisfied, no Person may be admitted to the Partnership as a Successor General Partner unless following such admission the Partnership is in compliance with Section 6.02 above.

     8.04 Restrictions on Transfer by Limited Partners.

     (A) The Limited Partner may not sell, assign, transfer, dispose of, pledge, hypothecate or otherwise encumber its Partnership Interest without the prior Consent of the General Partner, and any such act in violation hereof shall be of no effect and shall not be binding on the Partnership. Anything contained herein to the contrary notwithstanding, the Limited Partner may not sell, assign, transfer, encumber or otherwise dispose of its Partnership Interest if such disposition would (i) cause the Partnership to be treated as an association taxable as a corporation (rather than a partnership) for federal income tax purposes; (ii) violate the provisions of any federal or state securities laws; or (iii) violate the terms of (or result in a default or acceleration under) any law, rule, regulation, agreement or commitment binding on the Partnership.

     (B) Subject to the provisions of Section 8.04(A), an assignee or successor of the whole or any portion of the Limited Partner's Partnership Interest pursuant to Section 8.04(A) shall become a Substituted Limited Partner upon the satisfaction of the following conditions:

     (1) The assignor and assignee file a Notice or other evidence of transfer and such other information reasonably required by the General Partner, including, without limitation, names, addresses and telephone numbers of the assignor and assignee;

     (2) The assignee executes, adopts and acknowledges this Agreement, or a counterpart hereto, and such other documents as may be reasonably requested by the General Partner, including without limitation, all documents necessary to comply with applicable tax and/or securities rules and regulations;

     (3) The assignor or assignee pays all costs and fees incurred or charged by the Partnership to effect the transfer and substitution; and

     (4) The admission of such Substituted Limited Partner shall have been Consented to, in writing, by the General Partner.

     (C) If an assignee of a Limited Partner pursuant to Section 8.04(A) does not become a Substituted Limited Partner pursuant to Section 8.04(B), the assignee shall not have any rights to require any information on account of the Partnership's business, to inspect the Partnership's books, to participate in the management or operation of the Partnership, or to vote or otherwise take part in the affairs of the Partnership.




                    ARTICLE IX - DISSOLUTION AND LIQUIDATION


     9.01 Term and Dissolution. The Partnership shall continue until December 31, 2085, or until dissolution occurs prior to that date for any one of the following reasons:

     (A) At any time when the Loan shall no longer be outstanding, an election to dissolve the Partnership is made in writing by all Partners;

     (B) Subject to Section 6.03 the sale, exchange or other disposition of all or substantially all of the Partnership Assets; or

     (C) At any time when the Loan shall no longer be outstanding, an event of withdrawal of a General Partner, unless this Agreement expressly permits the continuation of the Partnership thereafter.

     Notwithstanding anything to the contrary in this Agreement, the Partnership shall not dissolve prior to December 31, 2085 so long as at least one General Partner or Successor General Partner of the Partnership remains solvent.

     9.02 Effect of  Bankruptcy,  Death or  Adjudication  of  Incompetency  of a
Limited  Partner.  The Bankruptcy,  death,  dissolution,  dissociation  from the
Partnership, liquidation, termination or adjudication of incompetency of a Limited Partner shall not cause the termination or dissolution of the Partnership and the business of the Partnership shall continue. Upon any such occurrence, the trustee, receiver, executor, administrator, committee, guardian or conservator of such Limited Partner shall have all of the rights of such Limited Partner for the purpose of settling or managing its estate or property, subject to satisfying the conditions precedent set forth in Section 8.04(B) above. The transfer by such trustee, receiver, executor, administrator, committee, guardian or conservator of any Partnership Interest shall be subject to all of the restrictions hereunder to which such transfer would have been subject if such transfer had been made by such Bankrupt, deceased, dissolved, liquidated, terminated or incompetent Limited Partner.

     9.03 Liquidation of Partnership Assets.

     (A) In the event of dissolution and final termination of the Partnership, a full accounting of the assets and liabilities shall be taken, and the assets shall be liquidated, with the residual cash therefrom distributed in accordance with the provisions of Section 5.03 by the later of (i) the last day of the Fiscal Year in which the termination occurs or (ii) ninety (90) days after the date on which the termination occurs.

     (B) The General Partner shall file all certificates and notices of the dissolution of the Partnership required by law. The General Partner shall proceed without any unnecessary delay to sell and otherwise liquidate the Partnership Assets; provided, however, that if the General Partner shall determine that an immediate sale of part or all of the Partnership Assets would cause undue loss to the Partners, the General Partner may defer the liquidation except (i) to the extent provided by the Act, (ii) as required by Section 9.03(A) or (iii) as may be necessary to satisfy the debts and liabilities of the Partnership to Persons other than the Partners. Upon the complete liquidation and distribution of the Partnership Assets, the Partners shall cease to be Partners of the Partnership, and the General Partner shall execute, acknowledge and cause to be filed any and all certificates and notices required by law to terminate the Partnership.

     (C) Upon the dissolution of the Partnership pursuant to Section 9.01, the General Partner shall cause to be prepared, and shall furnish to each Partner, a statement setting forth the assets and liabilities of the Partnership. Promptly following the complete liquidation and distribution of the Partnership Assets, the General Partner shall furnish to each Partner a statement showing the manner in which the Partnership Assets were liquidated and distributed.




                             ARTICLE X - AMENDMENTS


     10.01 Amendment Procedure. Subject to Section 6.03(B) and Section 6.03(C), amendments to this Agreement may be proposed by any Partner. A proposed amendment will be adopted and effective only if it receives the unanimous Consent of the Partners. Within ten (10) days of the making of any proposal to amend this Agreement, the General Partner shall give the Limited Partner Notice of such proposal (along with the text of the proposed amendment and a statement of its purposes).




                      ARTICLE XI - MISCELLANEOUS PROVISIONS


     11.01 Title to Partnership Property. All property owned by the Partnership, whether real or personal, tangible or intangible, shall be deemed to be owned by the Partnership as an entity, and no Partner, individually, shall have any ownership interest in any Partnership property. Each Partner's Partnership Interest shall be personal property for all purposes.

     11.02 Separate Identity/Operations. The Partnership shall:

     (A) Maintain books and records separate from any other Person;

     (B) Maintain its accounts separate from any other Person;

     (C) Not commingle its assets or funds with those of any other Person;

     (D) Conduct its own business in its own name;

     (E) Maintain separate financial statements;

     (F) Pay its own liabilities out of its own funds;

     (G) Observe all partnership formalities;

     (H) Maintain an arm's-length relationship with its Affiliates and enter into transactions with its Affiliates only on commercially reasonable terms;

     (I) Pay the salaries of its own employees and maintain a sufficient number of employees in light of its contemplated business operations;

     (J) Not guarantee or become obligated for the debts of any other Person or hold out its credit as being available to satisfy the obligations of others;

     (K) Not acquire obligations or securities of its partners, members or shareholders;

     (L) Allocate fairly and reasonably any overhead for shared office space;

     (M) Use separate stationary, invoices, and checks;

     (N) Not pledge its assets for the benefit of any other Person or make loans or advances to any Person;

     (O) Hold itself out as a separate entity and not identify itself as a division of any other Person;

     (P) Correct any known misunderstanding regarding its separate identity;

     (Q) Maintain adequate capital in light of its contemplated business operations; and

     (R) File its tax returns separate from those of any other entity and not file a consolidated federal income tax return with any other corporation.

     11.03 Other Activities. Except as expressly provided otherwise in this Agreement, any Partner may engage in, or possess an interest in, other business ventures of every nature and description, independently or with others, including, without limitation, real estate business ventures, whether or not such other enterprises shall be in competition with any activities of the Partnership; and neither the Partnership nor the other Partners shall have any right by virtue of this Agreement in and to such independent ventures or to the income or profits derived therefrom.

     11.04 Applicable Law. This Agreement, and the application or interpretation thereof, shall be governed exclusively by its terms and by the laws of the State of Delaware.

     11.05 Binding  Agreement.  This Agreement shall be binding upon the parties
hereto,  their  heirs,  executors,  personal  representatives,   successors  and
assigns.

     11.06 Counterparts and Effectiveness. This Agreement may be executed in several counterparts, each of which shall be treated as originals for all purposes, and all of which shall constitute one agreement, binding on all of the parties hereto, notwithstanding that all the parties are not signatory to the original or the same counterpart. Any such counterpart shall be admissible into evidence as an original hereof against the Person who executed it. The execution and delivery of this Agreement by facsimile shall be sufficient for all purposes hereof and shall be binding upon any Person who so executes.

     11.07 Entire Agreement. This Agreement (and Exhibits 1 and 2 hereto) contains the entire understanding between the parties hereto and supersedes all prior written or oral agreements among them respecting the within subject matter, unless otherwise provided herein. There are no representations, agreements, arrangements or understandings, oral or written, between the Partners hereto relating to the subject matter of this Partnership Agreement which are not fully expressed herein and in said Exhibits 1 and 2.




     IN WITNESS WHEREOF, this Agreement has been executed as of the day and year first above written.

                                        General Partner:

                                        HMA-GP, Inc.


                                        By:  /s/  P. K. Brady

                                        Limited Partner:

                                        Ivy Street Hotel Limited Partnership

                                        By: Atlanta Marriott Marquis II Limited
                                        Partnership, Its General Partner


                                        By: Marriott Marquis Corporation
                                        Its General Partner


                                       By:  /s/  P. K. Brady









                         HMA REALTY LIMITED PARTNERSHIP

                                  EXHIBIT 1 TO
                          LIMITED PARTNERSHIP AGREEMENT

                              Schedule of Partners


                                                Percentage of
General Partner:                            Partnership Interest

HMA-GP, Inc.                                         1.00%
10400 Fernwood Road
Bethesda, Maryland 20817

Limited Partner:

Ivy Street Hotel Limited Partnership                 99.00%
10400 Fernwood Road
Bethesda, Maryland 20817









                         HMA REALTY LIMITED PARTNERSHIP

                                  EXHIBIT 2 TO
                          LIMITED PARTNERSHIP AGREEMENT

                             Description of Property


         ALL THAT TRACT or parcel of land lying and being in Land Lot 51 of the 14th District of Fulton County, Georgia, containing 3.58 acres, same being more particularly described as follows:

         TO FIND THE TRUE POINT OF BEGINNING, begin at a drill hole set which marks the intersection of the northerly Right-of-Way Line of Harris Street (Sixty (60') foot Right-of-Way) with the easterly Right-of-Way Line of Peachtree Center Avenue (Sixty (60') foot Right-of-Way); thence traveling along the northerly Right-of-Way Line of said Harris Street south 89 degrees 10 minutes 36 seconds east a distance of 207.07 feet to a drill hole set on said Right-of-Way Line which drill hole set is the TRUE POINT OF BEGINNING; from the TRUE POINT OF BEGINNING as thus established leaving said Right-of-Way Line and traveling north 00 degrees 49 minutes 24 seconds east a distance of 112.72 feet to a point; thence traveling north 89 degrees 10 minutes 36 seconds west a distance of
206.60 feet to a nail set on the easterly Right-of-Way Line of said Peachtree Center Avenue; thence traveling along said Right-of-Way Line north 01 degrees 03 minutes 48 seconds east a distance of 177.30 feet to a drill hole set on said Right-of-Way Line; thence leaving said Right-of-Way Line and traveling south 89 degrees 10 minutes 36 seconds east a distance of 205.92 feet to a point; thence traveling north 00 degrees 49 minutes 24 seconds east a distance of 113.30 feet to a nail set on the southerly Right-of-Way Line of Baker Street (Sixty (60') foot Right-of-Way); thence traveling along said Right-of-Way Line south 89 degrees 19 minutes 51 seconds east a distance of 296.41 feet to a drill hole set on said Right-of-Way Line at its intersection with the westerly Right-of-Way Line of Courtland Street (Seventy (70') foot Right-of-Way); thence traveling along the westerly Right-of-Way Line of said Courtland Street south 01 degrees 03 minutes 16 seconds west a distance of 404.12 feet to a drill hole set on said Right-of-Way Line at its intersection with the northerly Right-of-Way Line of said Harris Street; thence traveling along the northerly Right-of-Way Line of said Harris Street north 89 degrees 10 minutes 36 seconds west a distance of
294.84 feet to a drill hole set on said Right-of-Way Line, which drill hole set marks the TRUE POINT OF BEGINNING.

         The above described property being shown on that certain Survey entitled "ALTA/ACSM Land Title Survey for Atlanta Marriott Marquis Limited Partnership, Ivy Street Hotel Limited Partnership, Marriott/Portman Finance
Corporation, The Citizens and Southern National Bank & Ticor Title Insurance Company of California", prepared by Planners and Engineers Collaborative, bearing the seal of Robert Lee White, Georgia Registered Land Surveyor No.
2080, dated January 5, 1990.

         TOGETHER WITH the following two (2) easement parcels, on the terms and subject to the conditions set forth with respect thereto in, to and under that certain Declaration of Easements and Restrictions dated on September 1, 1982 and recorded at Deed Book 8291, Page 40, Fulton County, Georgia Records; as amended by First Amendment to Declaration of Easements and Restrictions, dated as of August 4, 1983, recorded at Deed Book 8657, Page 385, aforesaid Records:









                                EASEMENT PARCELS

(MARQUIS TWO TOWER)

         All that tract or parcel of land lying and being in the City of Atlanta, in Land Lot 51 of the 14th District of Fulton County, Georgia, and being more particularly described as follows:

         BEGINNING at the point formed by the intersection of the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) with the south right-of-way line of Baker Street (as presently located; run thence south 89 degrees, 19 minutes, 51 seconds east, as measured along the south right-of-way line of Baker Street (as presently located), a distance of 205.44 feet to a point; run thence south 00 degrees, 49 minutes, 24 seconds west, a distance of 113.30 feet to a point; run thence north 89 degrees, 10 minutes, 36 seconds west, a distance of 205.92 feet to a point lying on the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located); run thence north 01 degrees, 03 minutes, 49 seconds east, as measured along the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) a distance of 112.75 feet to a point formed by the intersection of the south right-of-way line of Baker Street (as presently located) with the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) and the POINT OF BEGINNING; being property shown on the plat of survey, to which reference is made for all purposes, prepared for P.C. Towers, L.P., a Georgia limited partnership, by Planners and Engineers Collaborative, bearing the certification of Robert L. White, Georgia Registered Land Surveyor, number 2080, dated July 20, 1988, last revised September 9, 1988.

(MARQUIS ONE TOWER)

         All that tract or parcel of land lying and being in the City of Atlanta, in Land Lot 51, of the 14th District, of Fulton County, Georgia, and being more particularly described as follows:

         BEGINNING at the point formed by the intersection of the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) with the north right-of-way line of Harris Street (as presently located); run thence north 01 degrees, 03 minutes, 49 seconds east, as measured along the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (an presently located), a distance of 112.72 feet to a point; run thence south 89 degrees, 10 minutes, 36 seconds east, a distance of
206.60 feet to a point; run thence south 00 degrees, 49 minutes, 24 seconds west, a distance of 112.72 feet to a point located on the north right-of-way line of Harris Street (as presently located); run thence north 89 degrees, 10 minutes, 36 seconds west, as measured along the north right-of-way line of Harris Street (as presently located), a distance of 207.07 feet to a point formed by the intersection of the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) with the north right-of-way line of Harris Street (as presently located) and the POINT OF BEGINNING; being property shown on the plat of survey, to which reference is made for all purposes, prepared for P.C. Towers, L.P., a Georgia limited partnership, by Planners and Engineers Collaborative, bearing the certification of Robert L. White, Georgia Registered Land Surveyor, number 2080, dated July 20, 1988, last revised September 9, 1988.




                   UNANIMOUS WRITTEN CONSENT OF THE DIRECTORS
                             OF HMA-GP, INC. WITHOUT
                   A MEETING PURSUANT TO SECTION 141(f) OF THE
                GENERAL CORPORATION LAW OF THE STATE OF DELAWARE


     WHEREAS,  HMA-GP,  Inc., a Delaware  corporation (the "Corporation") is the
general  partner  of  HMA  Realty  Limited   Partnership,   a  Delaware  limited
partnership ("Borrower"); and

     WHEREAS,   Ivy  Street  Hotel  Limited   Partnership,   a  Georgia  limited
partnership ("Ivy"), owns a 99% limited partnership interest of the Borrower, and the Corporation owns a 1% general partnership interest in the Borrower; and

     WHEREAS, the Borrower owns or will own the real property and improvements known as the Atlanta Marriott Marquis Hotel (the "Hotel"); and

     WHEREAS, the Borrower has obtained a commitment from Nomura Asset Capital Corporation ("Nomura") to provide approximately $164 million in mortgage loan financing to the Borrower (the "Mortgage Loan").

     NOW, THEREFORE, pursuant to Section 141(f) of the General Corporation Law of the State of Delaware, the undersigned, being all of the directors of the Corporation, do hereby adopt the resolutions set forth on Exhibit A attached hereto.

     IN  WITNESS  WHEREOF,   the  undersigned  have  executed  this  consent  on
January 28, 1998.



                           /s/  Bruce F. Stemerman
                           Bruce F. Stemerman, Director





                           /s/   Christopher G. Townsend
                           Christopher G. Townsend, Director





                           /s/  Robert E. Parsons
                           Robert E. Parsons, Jr., Director





                           /s/  Mark A. Ferrucci
                           Mark A. Ferrucci, Director




                                    EXHIBIT A


     RESOLVED, that the execution, delivery and performance by the Corporation of all of the documents listed on Appendix A attached hereto (collectively, the "Loan Documents"), with such changes as the officer or officers executing the same shall approve, and each of the documents specifically referred to therein, is deemed to be in the best interests of the Corporation and is hereby approved; and

     RESOLVED, that the proper officers of the Corporation, or any one of them, be, and are hereby authorized, directed and empowered, in the name of the Corporation, for itself and/or in its capacity as General Partner of the Partnership, to enter into, execute and deliver any and all documents in connection with the Loan, including without limitation, the Loan Documents, deposit agreements; cash management agreements; assignments of leases and rents and assignments thereof; UCC financing statements; operations and maintenance agreements; escrow and disbursement letters or instructions; assignments of every kind and description; settlement statements; consents and acknowledgments; certificates and certifications; and all such other documents, instruments or certificates of every kind and description as may be necessary or desirable in connection with the matters hereby authorized; and

     RESOLVED, that the proper officers of the Corporation be, and each of them hereby is, authorized and empowered to execute and deliver all such further instruments and documents in the name and on behalf of the Corporation, under its corporate seal or otherwise, and to take all such other actions, and to pay all such expenses, as shall in their judgment by necessary, proper or advisable in order to carry out fully the intent and accomplish the purposes of these resolutions; and

     RESOLVED, that the proper officers of the Corporation be, and each of them hereby is, authorized and empowered to take such steps, to make such payments, to execute such letters, certificates, agreements, papers or instruments and to do or cause to be done such other acts and things as in the judgment of such officer may be necessary or desirable or appropriate to carry out the terms and provisions of the agreements, instruments, certificates and other documents executed and delivered by the Corporation in accordance with the foregoing resolutions and otherwise to carry out the intent and purposes of the foregoing resolutions and to consummate the transactions therein contemplated; and

     RESOLVED, that all of the acts of the officers, agents or employees of the Corporation, for and on behalf of the Corporation, in connection with the transactions described or referred to in these resolutions, whether heretofore or hereafter done or performed, which are in conformity with the intent and purposes of these resolutions and the agreements and instruments referred to herein, shall be, and the same hereby are, ratified, confirmed and approved in all respects.

     RESOLVED, that the proper officers of the Corporation for purposes of these Resolutions are the President, any Vice President, the Treasurer, the Secretary and any Assistant Secretary of the Corporation.

     RESOLVED, that the execution of this Waiver of Notice and Unanimous Written Consent and delivery thereof by facsimile shall be sufficient for all purposes and shall be binding upon any party who so executes.

                                   APPENDIX A


     1. Loan Agreement ("Loan Agreement") by and between HMA Realty Limited Partnership (the "Corporation") and Nomura Asset Capital Corporation ("Lender").

     2. Secured Promissory Note in the approximate original principal amount of $164,000,000 made by the Corporation in favor of Lender ("Secured Note").

     3. Deed to Secure  Debt,  Assignment  of  Leases,  Security  Agreement  and
Fixture  Filing  made by the  Corporation  in favor of  Lender  ("Deed to Secure
Debt").

     4. Assignment of Leases. Rents and Profits by the Corporation to Lender with reference to the Hotel ("Assignment of Leases").

     5. Security Agreement by and between the Corporation and Lender ("Security Agreement").

     6. Collateral Account Agreement by and between the Corporation and Lender ("Collateral Account Agreement").

     7. Collateral Assignment of Documents and Property Rights by and between the Corporation and Lender ("Collateral Assignment").

     8. Environmental Indemnity Agreement made by the Corporation for the benefit of Lender ("Environmental Indemnity").

     9. Modification, Subordination and Non-Disturbance Agreement, Estoppel, Assignment and Consent by and among New Marriott MI, Inc., the Corporation and Lender ("SNDA").

     10. UCC-1 Financing Statement (collectively the "Financing Statements") between the Corporation, as debtor and Lender, as secured party.







EXHIBIT 3.c.

                            FOURTH RESTATED AGREEMENT
                                       OF
                               LIMITED PARTNERSHIP
                                       OF
                      IVY STREET HOTEL LIMITED PARTNERSHIP


         THIS LIMITED PARTNERSHIP AGREEMENT (the "Agreement") is made as of the 29th day of January, 1998 by and between (i) Atlanta Marriott Marquis II Limited Partnership, a Delaware limited partnership ("AMMLP" or the "Managing General Partner"); and Portman Marquis Corp., a Georgia corporation (the "Special General Partner") (collectively, the "General Partners"), and (ii) John C. Portman, Jr., a Georgia resident ("Portman"), Hopewell Group, Ltd., a Georgia limited partnership ("Hopewell"), and Hopeport, Ltd., a Georgia limited partnership ("Hopeport"), (collectively, the "Limited Partners"); the General Partners and Limited Partners being hereinafter sometimes referred to, collectively, as the "Partners."

                                    RECITALS:

         R-1. Marriott Corporation ("Marriott") and Portman, as both general partners and limited partners, formed Ivy Street Hotel Limited Partnership (the "Partnership") as a Georgia limited partnership organized and existing pursuant to that certain Agreement of Limited Partnership (the "Original Partnership Agreement") dated July 31, 1982, a certificate (the "Certificate") whereof is recorded in Limited Partnership Book 242, beginning at page 196, Records of Fulton County, Georgia.

         R-2. By subsequent amendments to the Original Partnership Agreement and said Certificate, (i) both Hopewell and Hopeport were admitted to the Partnership as limited partners by virtue of assignments from Portman; (ii) Marriott's interest as a limited partner in the Partnership was converted to a general partner interest; and (iii) Atlanta Marriott Marquis Limited Partnership ("AMMLP Predecessor"), a Delaware limited partnership, was admitted to the Partnership as a general partner by virtue of assignment and sale from Marriott of its entire interest in the Partnership.

         R-3. The Original Partnership Agreement was wholly restated and superseded by that certain Restated Agreement and Certificate of Limited
Partnership (the "Restated Partnership Agreement") dated May 28, 1985, and recorded in Limited Partnership Book 402, beginning at page 435, Records of Fulton County, Georgia.

         R-4. The Restated Partnership Agreement was wholly restated and superseded by that certain Second Restated Agreement of Limited Partnership dated July 10, 1990 (the "Second Restated Partnership Agreement").

         R-5. By subsequent amendments to the Second Restated Partnership Agreement, Portman Holdings, L.P., a Georgia limited partnership ("Portman Holdings") was admitted to the Partnership as a Limited Partner by virtue of an assignment from Portman.

         R-6. The Interest of Portman Holdings was transferred to Portman, effective August 20, 1996, and the parties have heretofore executed that certain Third Restated Agreement of Limited Partnership dated as of December 31, 1997 ("Third Restated Partnership Agreement") to reflect the re-admission of Portman as a Limited Partner and the withdrawal from the Partnership of Portman Holdings.

         R-7. Immediately prior to the execution of the Third Restated Partnership Agreement, Portman and AMMLP Predecessor constituted all of the general partners of the Partnership, and Portman, Hopewell and Hopeport constituted all of the limited partners of the Partnership.

         R-8. Simultaneously with the execution and delivery of the Third Restated Partnership Agreement; (i) Portman transferred his Interest as a General Partner to the Special General Partner, which is wholly owned by Portman; (ii) AMMLP Predecessor merged with and into AMMLP and AMMLP succeeded to the Interest of AMMLP Predecessor as a General Partner of the Partnership; and (iii) AMMLP became the Managing General Partner and Portman Marquis Corp. became the Special General Partner.

         R-9. In connection with the formation of BRE (as hereinafter defined) and the refinancing of the Hotel (hereinafter defined), the parties hereto desire to enter into this Agreement in order to (i) continue the Partnership;
(ii) restate and supersede the Third Restated Partnership Agreement in the entirety; (iii) govern the affairs of the Partnership; and (iv) set forth their rights, obligations and understandings with respect to the Partnership and BRE.

         NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties hereto, intending to be legally bound hereby, agree as follows:




                            ARTICLE I - CONTINUATION


     1.01 Continuation. The Partners hereby confirm the continuation of the Partnership as a limited partnership under the Act. The Managing General Partner shall take all action required by law to perfect and maintain the Partnership as a limited partnership under the Act and under the laws of all other jurisdictions in which the Partnership may elect to conduct business. The Partners further agree and obligate themselves to execute, acknowledge, and cause to be filed for record, in the place or places and manner prescribed by law, any amendments to the Certificate or this Agreement as may be required, either by the Act, by the laws of a jurisdiction in which the Partnership transacts business, or by this Agreement, to comply with the requirements of law for the continuation, preservation and operation of the Partnership as a limited partnership under the Act or under the laws of such other jurisdiction(s) in which the Partnership transacts business.

     1.02 Name. The name of the Partnership is Ivy Street Hotel Limited Partnership.

     1.03 Place of Business; Registered Agent. The principal office of the Partnership is located at 10400 Fernwood Road, Bethesda, Maryland 20817-1109, or at such other place as the Managing General Partner may from time to time designate. The Partnership's registered agent for service of process is Corporation Service Company whose address is 100 Peachtree Street, Atlanta, Fulton County, Georgia 30303. The Managing General Partner may change the registered agent of the Partnership as it may from time to time determine.




                      ARTICLE II - INTERPRETIVE PROVISIONS


     2.01  Certain  Definitions.   The  following  terms  have  the  definitions
hereinafter indicated whenever used in this Agreement with initial capital letters:

     Act: The Georgia Revised Uniform Limited Partnership Act, as the same may be amended and in effect from time to time.

     Affiliate: With respect to any referenced Person: (i) such Person or a member of his immediate family, (ii) any Person who directly or indirectly owns, controls or holds the power to vote ten percent (10%) or more of the outstanding voting securities or membership interests of the Person in question; (iii) any Person ten percent (10%) or more of whose outstanding securities or membership interests are directly or indirectly owned, controlled by, or held with power to vote by the Person in question; (iv) any Person directly or indirectly controlling, controlled by, or under direct common control with the Person in question; (v) if the Person in question is a corporation or limited liability company, any executive officer, director or manager of such Person or of any corporation directly or indirectly controlling such Person; and (vi) if the Person in question is a partnership, any general partner of the partnership or any limited partner owning or controlling ten percent (10%) or more of either the capital or profits interest in such partnership. As used herein, "control" shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract, or otherwise. For purposes of this definition, a publicly-traded entity (such as Marriott International, Inc.) will not be deemed an affiliate of a Partner or any of its Affiliates (as herein defined) unless a Person or group of Persons directly or indirectly owns twenty percent (20%) or more of the outstanding common stock of both such Partner (or its Affiliates) and such publicly-traded entity.

     Agreement: This Fourth Restated Agreement of Limited Partnership and Exhibits 1 through 3 attached hereto, as the same may be amended and in effect from time to time.

     AMMLP: Atlanta Marriott Marquis II Limited Partnership, a Delaware limited partnership and the Managing General Partner of the Partnership.

     Bankruptcy: Either (i) a referenced Person's making an assignment for the benefit of creditors generally; (ii) the filing by a referenced Person of a voluntary petition in bankruptcy; (iii) a referenced Person's being adjudged insolvent or having entered against him an order for relief in any bankruptcy or insolvency proceeding; (iv) the filing by a referenced Person of an answer seeking any reorganization, composition, readjustment, liquidation, dissolution or similar relief under any law or regulation; (v) the filing by a referenced Person of an answer or other pleading admitting or failing to contest the material allegations of a petition filed against him in any proceeding of reorganization, composition, readjustment, liquidation, dissolution or similar relief under any statute, law or regulation; or (vi) a referenced Person's seeking, consenting to, or acquiescing in appointment of a trustee, receiver or liquidator for all or substantially all of his property (or court appointment of such trustee, receiver or liquidator).

     BRE: The entity described in Section 6.01(C) of this Agreement.

     Capital Account: For each Partner, the separate account established with regard to such Partner on the books of the Partnership, which account shall be credited for (i) the amount of such Partner's Capital Contributions, and (ii) the amount of Profits allocated to such Partner under Exhibit 2 hereof, and which shall be debited for (i) the Gross Asset Value of any asset distributed to such Partner, and (ii) the amount of Losses allocated to such Partner under
Exhibit 2 hereof. The foregoing definition is intended to comply with Treasury Regulations Section 1.704-1(b)(2)(iv). Any transferee of a Partner's Interest transferred in accordance with this Agreement shall succeed to that transferor's Capital Account.

     Capital Contribution: The total amount of money or the fair market value (as agreed upon by the Partners in accordance with this Agreement) of other property contributed by each Partner to the Partnership pursuant to the terms of this Agreement, including the Capital Contribution made by a predecessor holder(s) of the Interest of such Partner, unless the context requires otherwise.

     Capital Proceeds: The net proceeds received by the Partnership from, or attributable to, (i) any financing obtained by the Partnership after payment of the then-outstanding principal balance and accrued but unpaid interest on liabilities of the Partnership then payable from the proceeds of such financing;
(ii) the sale or condemnation (other than a temporary taking) of all or substantially all of the Project after payment of the then-outstanding principal balance and accrued but unpaid interest on liabilities of the Partnership then payable pursuant to the terms thereof; (iii) the receipt of title or fire and extended coverage insurance; and (iv) any reserves previously set aside from Capital Proceeds or Capital Contributions which are deemed available for distribution by the Managing General Partner. In the event the Project is transferred to BRE and the Partnership thereafter receives a distribution, directly or indirectly, from BRE on account of any event of a nature or of a kind hereinabove described in clauses (i)-(iv), such distribution shall be deemed to be Capital Proceeds for the purposes of this Agreement.

     Cash Flow: With respect to any Fiscal Year or other accounting period designated by the Managing General Partner, the sum of all cash receipts of the Partnership other than Capital Proceeds or Capital Contributions.

     Certificate: The Partnership's Certificate of Limited Partnership, as amended from time to time and in effect, as required by the Act.

     Class A Capital: The Capital Contributions of Portman and AMMLP (or their respective predecessors in interest) referred to in Sections 4.01 and 4.02(A) hereof.

     Class B Capital: The capital contributed from time to time to the Partnership by the Managing General Partner pursuant to Section 4.03 hereof.

     Class C Capital: The Capital Account credit given to the Managing General Partner in exchange for the contribution of the Land pursuant to Section 4.02(B) hereof.

     Class B Preferred Return: Commencing from the respective dates of contribution of the Class B Capital an annual, cumulative return of thirteen and one-half percent (13.5%) per annum on the Unreturned Class B Capital, as the same may vary from time to time. To the extent unpaid in any Fiscal Year, the Class B Preferred Return shall compound at the rate of thirteen and one-half percent (13.5%) per annum.

     Class C Preferred Return: Commencing with the date of the contribution of the Land to the Partnership an annual, cumulative return of ten percent (10%) per annum on the Unreturned Class C Capital, as the same may vary from time to time. To the extent unpaid in any Fiscal Year, the Class C Preferred Return shall compound at the rate of ten percent (10%) per annum.

     Code: The Internal Revenue Code of 1986, as amended from time to time, and all published rules, rulings and regulations thereunder.

     Consent: Either the written consent of a Person or the affirmative vote of such Person at a meeting duly called and held pursuant to this Agreement, as the case may be, to do the act or thing for which the consent is required or solicited, or the act of granting such consent, as the context may require.

     First Mortgage: Certain mortgage financing evidenced by a secured note of the Partnership in the original principal amount of One Hundred Ninety-Nine Million Dollars ($199,000,000), which financing was obtained by the Partnership from Marriott/Portman Finance Corporation pursuant to notes issued by Marriott/Portman Finance Corporation in accordance with that certain indenture entered into on or about July 10, 1990, among Marriott/Portman Finance Corporation, Marriott and The Citizens and Southern National Bank, as collateral trustee.

     Fiscal Year: The calendar year or such other twelve (12)-month period designated by the Managing General Partner.

     General Partner(s): The Managing General Partner and the Special General Partner.

     Host: Host Marriott Corporation, a Delaware corporation, an Affiliate of the Managing General Partner and the successor in interest to Marriott under various undertakings made by Marriott to the Partnership.

     Host Advance: The loan made to the Partnership by Host described in Section 4.04(A) of this Agreement.

     Hotel: The Atlanta Marriott Marquis, a hotel owned by the Partnership containing 1,674 guest rooms, meeting/banquet facilities, restaurants and related amenities, located in Atlanta, Fulton County, Georgia.

     Hotel Management Agreement: That certain Hotel Management Agreement entered into between the Partnership and the Hotel Operator dated as of January 3, 1998, as the same may be hereafter further amended, providing for the day-to-day operation of the Hotel.

     Hotel Operator: New Marriott MI, Inc., a Delaware corporation, or its successor or assignee as permitted under the Hotel Management Agreement, or any other Person who shall at any time act as the operator of the Hotel pursuant to an agreement with the Partnership.

     Hotel Policy Committee: The committee referred to in Section 6.07 hereof.

     Indemnified Parties: The Persons referred to in Section 6.06 hereof.

     IRS: The Internal Revenue Service, an agency of the United States government.

     Land: The approximately 3.6-acre tract of land in Atlanta, Fulton County, Georgia on which the Hotel is situated, more particularly described in Exhibit 3 hereto, which Land will be contributed by AMMLP to the Partnership in exchange for the Class C Capital.

     Limited Partner(s): Those Persons indicated as Limited Partners on Exhibit 1 hereto, and their respective successor(s) who or which become Substituted Limited Partner(s) in accordance with the terms of this Agreement.

     Managing General Partner: AMMLP and its successor(s) who or which become Successor Managing General Partner(s) in accordance with the terms of this Agreement.

     Net Cash Flow: Cash Flow and any other funds (other than Capital Proceeds) deemed available for distribution by the Managing General Partner, including any amounts previously set aside as reserves or escrows from Cash Flow, less (i) expenses and expenditures payable therefrom including, without limitation, operating expenses, taxes, insurance premiums, and repayment of advances and loans, including repayment of the Host Advance in accordance with the terms of the note evidencing such loan, and (ii) any reserves deemed reasonably necessary by the Managing General Partner.

     Notice: A writing given by any Partner to any other Partner or Partners pursuant to this Agreement personally delivered to such Partner or sent by (i) registered or certified mail, postage prepaid, return receipt requested, (ii) facsimile transmission with answer back confirmation, or (iii) nationally recognized overnight courier service to such Partner at the last known address of such Partner as shown on the books of the Partnership, the date of personal delivery, or of the certification receipt, as the case may be, being deemed the date of such Notice; provided, however, that any written communication actually received by a Partner shall constitute Notice for all purposes of this Agreement. Partner(s): The General Partner(s) and the Limited Partner(s), and such other Persons who become Partners pursuant to the terms of this Agreement.

     Partner Loans: The loans referred to in Section 4.06 hereof.

     Partnership: The Georgia limited partnership referred to herein as Ivy Street Hotel Limited Partnership, as such partnership may from time to time be constituted.

     Partnership Assets: At any particular time, the Project, any direct or indirect interest in BRE, and all other rights, assets or property (tangible or intangible, choate or inchoate, fixed or contingent) held or owned by the Partnership.

     Partnership Interest or Interest: The ownership interest of a Partner in the Partnership at any particular time, including the rights of such Partner to any and all benefits to which such Partner may be entitled as provided in this Agreement and in the Act, including such Partner's Percentage of Partnership Interest, right to distributions under Article V hereof, and any other rights which such Partner has in the Partnership, together with and subject to the obligation of such Partner to comply with all the terms and conditions of this Agreement.

     Percentage of Partnership Interest or Percentage Interest: As to any Partner, the percentage in the Partnership shown opposite the name of such Partner on Exhibit 1 attached hereto, as the same may be adjusted from time to time in accordance with this Agreement.

     Person:  Any  individual,   partnership,   corporation,  limited  liability
company, trust or other entity.

     Portman: John C. Portman, Jr., a Georgia resident and a Limited Partner of the Partnership.

     Portman Approved Transferees: (i) Portman's estate, (ii) any lineal relative, sibling, stepchild or spouse of Portman (or trusts for the benefit of any thereof or partnerships comprised either of any thereof or of trusts for the benefit of any thereof), (iii) business associates of Portman (or partnerships comprised thereof) actively engaged (as of the date of formation of the Partnership or as of the date such associate becomes a direct or indirect Partner) in the business of an Affiliate of Portman, and (iv) any Person controlled, directly or indirectly, by Portman.

     Portman Partners: All Partners from time to time owning any portion of the Partnership Interests owned on the date hereof by the Special General Partner and the Limited Partners, together with any other Partner from time to time who is an Affiliate of Portman.

     Prime or Prime Rate: The prime rate as the same may be published and modified from time to time in The Wall Street Journal. If at any time there is more than one such published prime rate, the average of the range of the prime rates shall be used.

     Project: Collectively, the Land and the Hotel.

     Representatives: Those Persons referred to in Section 6.07 hereof.

     Special General Partner: Portman Marquis Corp.

     Substituted Limited Partner: That Person or those Persons admitted to the Partnership as substitute Limited Partner(s), in accordance with the provisions of this Agreement. A Substituted Limited Partner, upon his or its admission as such, shall succeed to the rights, privileges and liabilities of his or its predecessor in interest with respect to the Interest transferred.

     Successor General Partner: Any Person who is admitted to the Partnership as an additional or substitute General Partner pursuant to Article VIII. A Successor General Partner, upon his or its admission as such, shall succeed to the rights, privileges and liabilities of his or its predecessor in interest as a General Partner with respect to the Interest transferred.

     Successor Managing General Partner: Any Person who is admitted to the Partnership as a substitute Managing General Partner pursuant to Section 8.03(B) hereof.

     Tax Matters Partner: The Managing General Partner, or such other Partner who becomes Tax Matters Partner pursuant to the terms of this Agreement.

     Treasury Regulations: The income tax regulations promulgated under the Code, as such regulations are in effect on the date hereof.

     Unreturned   Class  B  Capital:   The  total  Class  B  Capital   less  all
distributions pursuant to Section 5.02(B)(3) of this Agreement.

     Unreturned   Class  C  Capital:   The  total  Class  C  Capital   less  all
distributions pursuant to Section 5.02(B)(4) of this Agreement.

     2.02 Rules of Construction.Rules of Construction. The following rules of construction shall apply to this Agreement:

     (A) All section headings in this Agreement are for the convenience of reference only and are not intended to qualify the meaning of any section.

     (B) All personal pronouns used in this Agreement, whether used in the masculine, feminine or neuter gender, shall include all other genders, the singular shall include the plural, and vice versa, as the context may require.

     (C) Each provision of this Agreement shall be considered severable from the rest, and if any provision of this Agreement or its application to any Person or circumstances shall be held invalid and contrary to any existing or future law or unenforceable to any extent, the remainder of this Agreement and the application of any other provision to any Person or circumstances shall not be affected thereby and shall be interpreted and enforced to the greatest extent permitted by law so as to give effect to the original intent of the parties hereto.




                         ARTICLE III - BUSINESS PURPOSE


     3.01 Business and Purpose. The business and purpose of the Partnership are to own, promote, market, operate and finance the Project, or to own, directly or indirectly, interests in any partnership, corporation, limited liability company or other entity owning the Project.

     3.02   Authorized   Activities.   In  carrying  out  the  purposes  of  the
Partnership, but subject to all other provisions of this Agreement, the Partnership is authorized to engage in any kind of lawful activity, and perform and carry out contracts of any kind, necessary or advisable in connection with the accomplishment of the purposes and business of the Partnership.




                       ARTICLE IV - CAPITAL; HOST ADVANCE


     4.01 Capital Contributions of Portman. On or about the date of the formation of the Partnership, Portman contributed or caused to be contributed to the capital of the Partnership fee simple title to the Land, together with all of Portman's right, title and interest in and to all assets, tangible and intangible, real, personal or mixed, used or intended to be used solely in connection with the Project. For purposes of this Agreement, the net value of such initial capital contribution (that is, the value after deduction of the then existing mortgage liabilities in favor of Crocker National Bank and Marriott, respectively, subject to which the transfer to the Partnership was made) is agreed by the Partners to be Two Million Five Hundred Thousand Dollars ($2,500,000) (i.e., Three Million Dollars ($3,000,000) less a special Five Hundred Thousand Dollars ($500,000) distribution referenced in Section 8.3 of the Restated Partnership Agreement) and shall constitute the portion of the Class A Capital attributable to the Portman Partners. Portman represents and warrants that each of the assets contributed to the Partnership which are referred to in this Section 4.01 was freely assignable by or on behalf of Portman, or if assignable only with the consent of a third party, such consent was obtained prior to the assignment.

     4.02 Capital Contributions of AMMLP.

     (A) Simultaneously with the making of the capital contributions referred to in Section 4.01, AMMLP's predecessor in interest contributed to the capital of the Partnership the sum of Twelve Million Dollars ($12,000,000). In addition, on or about May 28, 1985, AMMLP's predecessor in interest contributed to the capital of the Partnership the sum of Fifteen Million Five Hundred Thousand Dollars ($15,500,000), a total of Twenty-Seven Million Five Hundred Thousand Dollars ($27,500,000) which shall constitute the portion of the Class A Capital attributable to AMMLP.

     (B) Simultaneously with the refinancing of the First Mortgage, (i) AMMLP shall contribute to the capital of the Partnership AMMLP's interest in the Land;
(ii) the ground lease to which the Land is subject shall terminate; and (iii) AMMLP shall be credited with a Capital Contribution of Twenty-Six Million Five Hundred Thousand Dollars ($26,500,000), which shall constitute Class C Capital. The parties acknowledge that in order to reduce potential transfer and recordation taxes, the Land may be transferred directly to a BRE as provided in
Section 6.01(C) of this Agreement.

     4.03 Class B Capital. Simultaneously with the execution and delivery of the Third Restated Partnership Agreement, AMMLP contributed to the capital of the Partnership Six Million Dollars ($6,000,000) which capital is intended to permit the Partnership to repair the facade of the Hotel, to engage in a program of room repair and refurbishment, and for Partnership working capital. In addition, except as the Special General Partner may otherwise Consent, AMMLP shall contribute up to an additional Sixty-Nine Million Dollars ($69,000,000), but in no event less than Sixty Million Dollars ($60,000,000), to the capital of the Partnership in order to permit a refinancing of the First Mortgage, the completion of the repair of the facade of the Hotel and the program of room repair and refurbishment and to pay or reimburse the payment of transactional costs and accrued land rent. In connection with the first additional Capital Contribution referenced in this Section 4.03, the Capital Accounts of the Partners shall be adjusted as provided in Treasury Regulations Section 1.704-1(b)(2)(iv)(f) and the Gross Asset Value of each asset shall be adjusted as set forth in Exhibit 2 hereto. In connection with the second additional Capital Contribution and refinancing referenced in this Section 4.03, Host shall be repaid any amounts it is owed as a result of advances under the "Marriott Guaranties" (as such term is defined in the "Marriott Commitment" which is itself defined in the Second Restated Partnership Agreement).

     4.04 Host Advance.

     (A) As of the date of the Third Restated Partnership Agreement, Host had advanced an aggregate of Twenty Million One Hundred Thirty-Four Thousand Dollars ($20,134,000) ("Host Advance") to the Partnership pursuant to the "Marriott Commitment" as "Marriott Loans" (as such terms are defined in the Second Restated Partnership Agreement), in addition to the advances referenced in the last sentence of Section 4.03 above. Such Host Advance is evidenced by a promissory note, dated the date of the Third Restated Partnership Agreement, with a fifteen (15) year term bearing interest at the rate of nine percent (9%) per annum. Such note provides for interest only during the first five (5) years of its term and then is fully amortizing, on a constant payment basis over the remaining ten (10) years of its term. Said note shall be due and payable in full upon sale of the Project or the disposition of the Project by BRE (other than a transfer of the Project to the Partnership or an Affiliate thereof) or the Partnership's interest in BRE (other than in connection with a transfer of the Project to the Partnership or an Affiliate thereof). Such Host Advance shall be repaid solely from Partnership Cash Flow and Capital Proceeds which would be available for distribution to the Partners but for the obligation to first repay the Host Advance. The interest rate and amortization schedule for the Host Advance may be changed, and voluntary prepayments may be made, only with the Consent of the Special General Partner.

     (B) In consideration of AMMLP's agreement to provide the Class B Capital, each Partner hereby agrees as follows:

     (i) Host, AMMLP, its or their Affiliates and/or predecessor(s) in interest shall have no further obligation to loan or advance funds under the Marriott Commitment or to make any Marriott Loan and are released from any guarantee or undertaking which runs to the benefit of the Partnership or the Partners (except as expressly set forth in this Agreement).

     (ii) Each of the Portman Partners (and the predecessor(s) in interest of each of the foregoing Persons) shall execute and deliver to the Managing General Partner (or its designee) such other and further documents as the Managing General Partner, in its discretion, shall deem reasonably necessary to evidence the termination of the funding obligations under the Marriott Commitment and the Marriott Loans and the release from any such guarantee.

     (iii) Nothing in this Section 4.04(B) shall (x) alter the obligations of the parties to the Hotel Management Agreement (including any guarantee thereof by Marriott International, Inc.) or (y) alter the obligations of Host or AMMLP to the Portman parties pursuant to that certain Escrow and Indemnification Agreement dated as of July 23, 1997.

     4.05 No Other Obligations to Contribute. Except as set forth in the foregoing Sections 4.02(B) and 4.03, no Partner shall be obligated to contribute or loan any funds to the Partnership.

     4.06 Partner Loans. The Managing General Partner, or any other Partner, may (but shall not be required to) loan to the Partnership funds in the amount of any required additional funds (as determined by the Managing General Partner), which loans (the "Partner Loans") shall bear interest at a commercially reasonable rate unless such loan is expected to be repaid within two (2) years from the time it is made, or is for a term of two (2) years or less, in which case such loan shall bear interest at the Prime Rate plus one percent (1%) per annum. Such Partner Loans shall be repaid to the Partner(s) making such Partner Loans, with interest as aforesaid, prior to any distribution of Net Cash Flow or Capital Proceeds to any Partner but shall not be secured by any Partnership Assets.

     4.07 Voluntary Additional Contributions. The Managing General Partner may (but shall not be required to) request additional Capital Contributions from the Partners in the amount of any required additional funds (as determined by the Managing General Partner). In the event additional Capital Contributions are requested, each Partner shall have the right (but not the obligation) to make additional Capital Contributions equal to such Partner's pro rata portion (based on such Partner's Percentage of Partnership Interest in relation to the Percentage of Partnership Interest of all Partners who wish to contribute pursuant to this Section 4.07) of the requested funds. Any Notice requesting additional Capital Contributions shall specify the terms and conditions, including priority of repayment and preferred returns, upon which such additional Capital Contributions will be made.

     4.08 No Third Party Beneficiaries. The foregoing provisions of this Article IV are not intended to be for the benefit of any Person (other than a Partner in his or its capacity as a Partner) to whom any debts, liabilities or obligations are owed by (or who otherwise has any claim against) the Partnership or any of the Partners; and no such Person shall obtain any right under any such foregoing provision against the Partnership or any of the Partners by reason of any debt, liability or obligation (or otherwise).

     4.09 Capital Accounts. The Partnership shall establish and maintain a separate Capital Account for each Partner in accordance with Code Section 704 and Treasury Regulations ss. 1.704-1. Any reference in this Agreement to the Capital Account of a Partner shall be deemed to refer to such Capital Account as the same may be credited or debited from time to time in accordance with the Code, the Treasury Regulations and this Agreement.

     4.10 Return of Capital Accounts. Except as otherwise specifically provided in this Agreement, (i) no Partner shall have any right to withdraw or reduce his or its Capital Contributions, or to demand and receive property other than cash from the Partnership in return for his or its Capital Contributions; (ii) no Partner shall have any priority over any other Partners as to the return of his or its Capital Contributions; (iii) any return of Capital Contributions or Capital Accounts to the Partners shall be solely from the Partnership Assets, and no Partner shall be personally liable for any such return; and (iv) no interest shall accrue or be payable to any Partner by reason of his or its Capital Contribution or Capital Account.

     4.11 Contingent Adjustments on Sale or RefinancingAdjustments on Sale or Refinancing.

     (A) Notwithstanding any other provision of this Agreement to the contrary, if, without the Consent of the Special General Partner (or, if the Special General Partner has ceased to be a General Partner, without the Consent of the Portman Partners), the Managing General Partner causes the Partnership to (or, in the event the Project is transferred to BRE pursuant to Section 6.01(C), Consent to) (i) sell the Project prior to June 30, 2010, (ii) refinance the First Mortgage in a manner that results, at the time of closing of such financing, in the Project being subject to less than One Hundred Fifty Million Dollars ($150,000,000) of Nonrecourse Liability (as defined in Exhibit 2 hereto) or (iii) refinance the Project without satisfying Section 4.11(E)below (the "Gain Event"), then the Partnership shall (x) distribute an amount of cash determined pursuant to Section 4.11(C) (the "Adjustment Amount") to each of the Portman Partners to compensate the Portman Partners for the acceleration of Federal and Georgia income taxes attributable to the Gain Event and that would not otherwise have been incurred by the Portman Partners as a result of the Gain Event occurring prior to June 30, 2010, and (y) allocate an amount of taxable income and/or gain from sale or refinancing of the Project equal to the Adjustment Amount to the Portman Partners.

     (B) If a Gain Event is contemplated by the Partnership or BRE, the Managing General Partner, with the Consent of the Special General Partner, which Consent shall not be unreasonably withheld, conditioned or delayed, shall select a qualified independent expert (the "Expert"), the fees and expenses of which shall be paid by the Partnership, to determine the Adjustment Amount for each Portman Partner in accordance with Paragraph (C) of this Section 4.11.

     (C) The Adjustment Amount for each Portman Partner shall be equal to the excess, if any, of the Current Tax Cost for each Portman Partner (as defined in Section 4.11(C)(i)) over the Projected Tax Cost for each Portman Partner (as defined in Section 4.11(C)(ii)).

     (i) The Current Tax Cost for any Portman Partner with respect to any Gain Event shall mean the amount determined by subtracting the Capital Proceeds distributable to such Partner as a result of the occurrence of the Gain Event (determined without regard to this Section 4.11) or which have previously been distributed to such Portman Partner or his or its predecessor in interest from the excess of (x) the aggregate of the Federal and Georgia income taxes that would be incurred by such Partner for the taxable year which includes the Gain Event, taking into account the distributive share of income or gain that would be allocated to such Partner, or gain that would be recognized by such Partner, as a result of the Gain Event (determined without regard to this Section 4.11), over (y) the aggregate of the Federal and Georgia income taxes that would be incurred by such Partner for the taxable year which includes the Gain Event if the Gain Event did not occur. In determining the Current Tax Cost, the Expert shall take into account the actual Capital Account of each such Partner and such Partner's actual tax basis in its Partnership Interest, computed without regard to any election that may have been in effect under Code Section 754, but shall assume that each Portman Partner would have incurred Federal and Georgia income tax at the highest marginal rate applicable to individuals under relevant Federal and Georgia income tax statutes in effect as of the date of the Gain Event, and that such Partner has no net losses, loss carryforwards, deferred deductions or similar items that would reduce the effective rate of tax applicable to such Portman Partner's distributive share of income or gain.

     (ii) The Projected Tax Cost for any Portman Partner shall mean the present value as of the date of the Gain Event of the Current Tax Cost of such Portman Partner assuming such Current Tax Cost were incurred on June 30, 2010 and a discount rate equal to the "applicable federal rate" under Code Section 1274(d) that would apply with respect to a debt instrument issued in a sale or exchange on the date of the Gain Event having a maturity corresponding most closely to the period of time from the date of the Gain Event to June 30, 2010.

     (D) Any Adjustment Amount shall be payable solely from Capital Proceeds otherwise distributable to AMMLP and/or from Capital Contributions by AMMLP.

     (E) The Managing General Partner covenants that in connection with any refinancing of the Project by the Partnership other than a refinancing of the First Mortgage, it will use commercially reasonable efforts to obtain (or to cause BRE to obtain) replacement financing, which constitutes a Nonrecourse Liability (as defined in Exhibit 2 hereto), in an amount equal to or greater than the financing being replaced.




                    ARTICLE V - ALLOCATIONS AND DISTRIBUTIONS


     5.01 General. For purposes of maintaining Capital Accounts, the profits of the Partnership shall be shared, and the losses of the Partnership shall be borne, by the Partners as provided in Exhibit 2 hereto.

     5.02 Distributions.

     (A) Net Cash Flow. The Partnership shall make distributions of Net Cash Flow not less frequently than annually and in such amounts as the Managing General Partner shall determine. Net Cash Flow shall be distributed as follows:

     (1) First, to the Partner(s) entitled to the Class B Preferred Return, until such Partner(s) have received an amount equal to their then accrued but unpaid Class B Preferred Return; and

     (2) Next, to the Partner(s) entitled to the Class C Preferred Return, until such Partner(s) have received an amount equal to their then accrued but unpaid Class C Preferred Return; and

     (3) Thereafter, to the Partners based upon their respective Percentage of Partnership Interest.

     (B) Capital Proceeds. Capital Proceeds shall be distributed as soon as practicable following their receipt by the Partnership, in such amounts as the Managing General Partner shall determine. Capital Proceeds shall be distributed as follows:

     (1) First, to the Partner(s) entitled to the Class B Preferred Return, until such Partner(s) have received an amount equal to their then accrued but unpaid Class B Preferred Return;

     (2) Next, to the Partner(s) entitled to the Class C Preferred Return, until such Partner(s) have received an amount equal to their then accrued but unpaid Class C Preferred Return;

     (3) Next, to the Partner(s) who contributed the Class B Capital until the Unreturned Class B Capital has been reduced to zero;

     (4) Next, to the Partner(s) who contributed the Class C Capital until the Unreturned Class C Capital has been reduced to zero;

     (5) Thereafter, to the Partners based upon their respective Percentage of Partnership Interest.

     5.03 Limited Liability. For bookkeeping purposes, the Profits of the Partnership shall be shared, and the Losses of the Partnership shall be borne, by the Partners as provided in Exhibit 2 hereof; provided, however, that except as expressly provided in this Agreement, no Partner (solely by reason of being a Partner of the Partnership) shall be personally liable for losses, costs, expenses, debts, liabilities or obligations of the Partnership in excess of his or its Capital Contributions and other undertakings required herein. The foregoing shall not affect any liability a Partner may incur if such Partner undertakes additional obligations to the Partnership, the Partners or third parties in a capacity other than as a Partner.

     5.04 Distribution Upon Liquidation.

     (A) Notwithstanding anything to the contrary in this Agreement, upon the liquidation of the Partnership, the Partnership Assets shall be distributed first to the Partners with positive Capital Accounts (after giving effect to all contributions, distributions, allocations and other Capital Account adjustments for all taxable years, including the year during which such liquidation occurs) in the same proportion which such Partner's positive balance bears to the aggregate of all such positive balances and thereafter in accordance with
Section 5.02(B) hereof. If any Partnership Assets are to be distributed in kind, such assets shall be distributed on the basis of the fair market value thereof (without taking Section 7701(g) of the Code into account) and any Partner entitled to any interest in such assets shall receive such interest therein as a tenant-in-common with all other Partners so entitled. The fair market value of such assets shall be determined by an independent appraiser to be selected by the Managing General Partner. Upon liquidation of a Partner's Interest in the Partnership, such Partner shall be entitled to receive the positive balance in its Capital Account as determined after taking into account all Capital Account adjustments for the taxable year in which such liquidation occurs.

     (B) If there is a termination of the Partnership under Section 708(b)(1)(B) of the Code, to the extent and in the manner provided by the Treasury Regulations, the Partnership Assets shall be deemed distributed in kind and the principles of Section 5.04(A) hereof shall apply as if the assets were actually distributed in kind.

     5.05 Restoration of Capital Accounts.Restoration of Capital Accounts. If any Partner has a deficit balance in its Capital Account (after giving effect to all contributions, distributions and allocations for all taxable years, including the year during which such liquidation occurs), such Partner shall have no obligation to make any contribution to the capital of the Partnership with respect to such deficit, and such deficit shall not be considered a debt owed to the Partnership or any other Person for any purpose whatsoever.




                       ARTICLE VI - PARTNERSHIP MANAGEMENT


     6.01 Management and Control of Partnership  Business.

     (A) Except as otherwise expressly provided or limited by the provisions of this Agreement, the Managing General Partner shall have full, exclusive and complete discretion to manage and control the business and affairs of the Partnership, to make all decisions affecting the business and affairs of the Partnership, and to take all such action as it deems necessary or appropriate to accomplish the purposes of the Partnership as set forth herein. The Managing General Partner shall use reasonable efforts to carry out the purposes of the Partnership and shall devote to the management of the business and affairs of the Partnership such time as the Managing General Partner, in its reasonable discretion, shall deem to be reasonably required for the operation thereof. Except as otherwise expressly set forth in this Agreement, no Partner shall have any authority, right or power to bind the Partnership, or to manage or control, or to participate in the management or control of, the business and affairs of the Partnership in any manner whatsoever. Such management shall in every respect be the full and complete responsibility of the Managing General Partner alone except as herein provided.

     (B) Except as otherwise expressly provided or limited by the provisions of this Agreement, the Managing General Partner shall possess and may enjoy and exercise all of the rights and powers and perform all acts (i) that are expressly provided herein and (ii) that a partner in a partnership without limited partners may perform under the laws of the State of Georgia, including, but not limited to, the right and power to do each of the following acts on behalf of the Partnership:

     (1) Sell and convey, or contract to sell and convey, all or any part of the property, real or personal, owned by the Partnership;

     (2) Execute leases or subleases or modify leases or subleases of any real property, or any part thereof or interest therein, owned by the Partnership, or any amendment thereto or modification thereof, and terminate any such leases or subleases and accept the surrender of the property so leased or subleased upon the expiration or earlier termination of such leases or subleases;

     (3) Borrow money and, as security therefor, mortgage or otherwise encumber all or any Partnership Asset, enter into sale/leaseback financing transactions and make, deliver and execute any commercial paper and sign, seal, deliver and otherwise execute any note, mortgage, deed to secure debt, security agreement, assignment of receivables or other collateral assignments, bond, financing statement guaranty, rental agreement, lease, contract to sell, deed or such other instrument of conveyance, road deed, right-of-way deed, quit-claim deed or easement, or exercise any purchase option, concerning the Project or other Partnership Asset; provided, however, that no recourse obligations as to the Special General Partner (other than trade debt arising from operation of the Project) shall be created without the Consent of Special General Partner, which Consent shall also be required in connection with the Consent by the Partnership to any such action by BRE that would create any such recourse obligation;

     (4) Except as otherwise provided in Section 4.04 and Section 4.06, prepay in whole or in part, refinance, recast, increase, modify, consolidate or extend any mortgages, deeds to secure debt or other encumbrances which may affect any Partnership Asset, and in connection therewith execute or cause to be executed, for and on behalf of the Partnership, any extensions, renewals, consolidations or modifications of such mortgages, deeds to secure debt or other encumbrances;

     (5) Execute any and all other instruments to carry out the intention and purpose of this Agreement;

     (6) Commence, terminate, defend or settle any litigation, arbitration, claim or other dispute involving the business or assets of the Partnership;

     (7) Take any action on behalf of the Partnership that this Agreement requires or permits the Managing General Partner or the Partnership to take; and

     (8) Grant or waive the requirement for the Consent of the Partnership with respect to any matters with respect to which the Consent of the Partnership is required under the partnership agreement of BRE.

     (C) The Partners acknowledge that in order to permit a financing or refinancing of the Project (including a refinancing of the First Mortgage), the Managing General Partner is authorized to cause the Partnership to convey the Project to a bankruptcy remote entity ("BRE") wholly owned, directly or indirectly, by the Partnership to the extent use of a bankruptcy remote entity is required in order to obtain any such financing or refinancing, but only so long as such conveyance does not operate to terminate the Partnership for income tax purposes. In this regard, in the event that the Managing General Partner shall elect to convey the Project to BRE, the Managing General Partner shall contribute the Project, subject to the First Mortgage, together with so much of the cash contributed or committed to the Partnership on account of the Class B
Capital, pursuant to Section 4.03 above, as remains after repayment of amounts owed to Host under the "Marriott Guaranties" described in Section 4.03 above and amounts disbursed prior to such contribution of the Project to BRE to repair the facade of the Hotel and to engage in a program of room repair and refurbishment, for the acquisition of any indirect interest in BRE and for Partnership working capital (the "BRE Cash Capital"). Such contribution of the Project and the BRE Cash Capital shall represent the Partnership's capital contribution to BRE in return for the Partnership's direct ownership interest in BRE. Further, the Partnership is authorized to invest such additional Partnership cash as may be required to acquire any indirect ownership interest in BRE as may be appropriate, depending on the ownership structure of BRE. For example, in the event that BRE shall be a limited partnership, the Partnership shall contribute the Project and the BRE Cash Capital in exchange for a 99% limited partnership interest in BRE, and may disburse additional cash towards the acquisition of all the stock of the corporate general partner of BRE. The Partners further acknowledge that BRE shall be a separate legal entity, and shall run its affairs totally separate and independent from the affairs of the Partnership or any of the Partners, and will be governed by and otherwise operated wholly in accordance with its own organizational documents.

     (D) (1) It is the intention of the parties that except as provided in Sections 4.04, 4.11(B), 6.01(D)(2), 6.01(D)(3), 6.07, 9.01(A), and 10.01 hereof, the Special General Partner shall have no voting or Consent rights. To the extent that the Special General Partner is determined, as a matter of law or contract, to possess voting or Consent rights (other than as provided in Sections 4.04, 4.11(B), 6.01(B)(3), 6.01(D)(2), 6.01(D)(3), 6.07, 9.01(A), and
10.01), then on any matter on which the Partners or General Partners are required to vote, all such Partners or General Partners shall vote as a class and the vote of a majority in Percentage Interest of such class shall control.

     (2) Notwithstanding Sections 6.01(A) and (B) above, the Consent of the Special General Partner shall be required for a sale of all or substantially all of the Partnership Assets, or to grant (or waive the requirement for) the Consent of the Partnership to a sale of the Project by BRE, to Host or any of its Affiliates or Marriott International, Inc., a Delaware corporation, or any of its Affiliates.

     (3)  Notwithstanding  Sections  6.01(A)  and (B) above,  the Consent of the
Special General Partner shall be required for any material change in the economic terms of the Hotel Management Agreement, including, in the event that the Project has been transferred to BRE, to grant the consent of the Partnership to BRE to make such a change.

     6.02 No Management by Limited Partners. No Limited Partner, in his or its capacity as a limited partner, shall take part in the day-to-day management, operation or control of the business and affairs of the Partnership nor have any authority, right or power to act for or on behalf of or to bind the Partnership or transact any business in the name of the Partnership. The Limited Partners shall have no rights other than those specifically provided herein or granted by law where consistent with a valid provision hereof. To the extent that the Limited Partners are determined, as a matter of law or contract, to possess voting or Consent rights then on any matter on which the Limited Partners are required or permitted to vote, all such Limited Partners shall vote as a class and the vote of a majority in Percentage Interest of such class shall control.

     6.03 Limitations on Partners. No Partner shall have any authority to perform (i) any act in violation of any applicable law or regulation thereunder, or (ii) any act without any Consent or ratification which is required to be Consented to or ratified by any other Partner or Partners pursuant to the terms of this Agreement.

     6.04 Business with Affiliates. Except as otherwise expressly provided in this Agreement, the Managing General Partner, in its discretion, may cause the Partnership to transact business with any Partner or any Affiliate of any Partner for goods or services reasonably required in the conduct of the Partnership's business; provided that any such transaction shall be effected only on terms competitive with those that may be obtained in the marketplace from Persons who are not Affiliates of the Managing General Partner.

     6.05 No Compensation; Reimbursement of Expenses. The Managing General Partner shall not be paid any direct salary or other compensation for serving in such capacity. Except as otherwise set forth in this Agreement, the Managing General Partner shall be fully and entirely reimbursed by the Partnership for any and all reasonable costs and expenses (other than overhead) incurred in connection with the continuation of the Partnership pursuant to this Agreement and the management and supervision of the Partnership business. With respect to any such reimbursement, the Managing General Partner shall present the Partnership with such invoices or allocations as are necessary to substantiate such costs and expenses.

     6.06 Liability for Acts and Omissions.

     (A) The General Partners, and their officers, directors, employees and agents (together, the "Indemnified Parties"), shall not be liable, responsible or accountable in damages or otherwise to the Partnership or any of the Partners for any act or omission performed or omitted in good faith on behalf of the Partnership which the General Partners or any Indemnified Party reasonably believed to be within the scope of the authority granted by this Agreement and in the best interests of the Partnership, provided such act or omission is in good faith and with such care as an ordinarily prudent person in a like position would use under similar circumstances. The General Partners and the Indemnified Parties shall nevertheless be liable, responsible or accountable for actual fraud, gross negligence or intentional misconduct.

     (B) The Partnership shall indemnify and make advances for expenses to the General Partners and the Indemnified Parties to the fullest extent permitted under Section 14-9-108 of the Act (to the extent of available assets, but without the requirement that any Partner make additional Capital Contributions for this purpose) against any loss or damage incurred by the General Partners or the Indemnified Parties by reason of any act or omission performed or omitted by the General Partners or any Indemnified Party which is consistent with the first sentence of Section 6.06(A) above.

     (C) Each of the General Partners shall indemnify and hold harmless the Partnership and the Partners against any damage or loss incurred by the Partnership or Partners by reason of its actual fraud, gross negligence or intentional misconduct.

     6.07 Hotel Policy Committee.

     (A) The Hotel Policy Committee shall represent the Partnership in coordinating the ownership of the Hotel with its operation and management by the Hotel Operator pursuant to the Hotel Management Agreement or in exercising or waiving any consent rights that the Partnership may have with respect to such matters pursuant to the terms and conditions of BRE's partnership agreement; provided, however, the Hotel Policy Committee's scope of operational authority shall be limited to review and approval of (i) the annual operating projection,
(ii) the advertising and marketing program, (iii) the repairs and equipment budget, and (iv) the annual estimate of the cost of major capital improvements (all to be prepared initially by the Hotel Operator). The Hotel Policy Committee shall be the Partnership's authorized representative to make decisions or take other appropriate action on the Partnership's behalf where the same is provided for in the Hotel Management Agreement. The Managing General Partner and Special General Partner each shall appoint a member ("Representative") to serve on the Hotel Policy Committee. Such appointment shall be effective until revoked by the appointing Partner or until the resignation, death or incapacity to serve of such Representative, whereon such appointing Partner shall promptly appoint a replacement Representative. Either the Managing General Partner or Special General Partner may designate any Affiliate as its agent for the purpose of appointing its respective Representative. The Managing General Partner and Special General Partner may each change its Representative at any time upon Notice to the other. The Representatives shall have the authority to act for and bind the respective Partners by whom they were appointed in accordance with the provisions of this Agreement. The rights of the Special General Partner set forth in this Section 6.07 shall, if the Special General Partner shall no longer be a General Partner, expire.

     (B) The Hotel Policy Committee shall hold periodic meetings not less frequently than annually, and may hold special meetings upon not less than three
(3) calendar days' Notice from one Representative to the other Representative. Such meetings shall be held in Atlanta, Georgia, in Bethesda, Maryland, or in any other city agreeable to all Representatives, as set forth in such Notice. Such Notice shall specify the matters to be considered by the Hotel Policy Committee and the location of said meeting; provided, however, that the Hotel Policy Committee may adopt any other procedures with respect to the convening of Hotel Policy Committee meetings at any time during the term of this Agreement.

     (C) (1) An action shall be adopted by the Hotel Policy Committee only upon the unanimous vote of all the Representatives. Except as provided in Section 6.07(C)(2), if a vote of the Hotel Policy Committee shall not be unanimous, the vote of the Representative appointed by the Managing General Partner shall prevail.

     (2) Notwithstanding Section 6.07(C)(1) above, if, at a time when the Hotel Operator is an Affiliate of (or is) Host, a vote of the Hotel Policy Committee shall not be unanimous, the Representatives shall submit the issue in question to the General Partners for resolution. The General Partners shall direct their Representatives how to vote on such issue and the Hotel Policy Committee shall promptly reconvene to take another vote on such issue, which vote shall also be unanimous for any Approval or Consent. If a deadlock remains, then either General Partner may submit the matter for arbitration as provided in Section
20.11 of the Hotel Management Agreement (except that such arbitration shall be conducted between the General Partners and the Hotel Operator shall not be a party thereto).

     (D) In the event it is inconvenient at any time to schedule an actual meeting of the Hotel Policy Committee, then the Representatives may confer by telephone to approve any proposed action; however, no such approval shall be effective for purposes of this Agreement until and unless memorialized in a writing signed by all Representatives.

     (E) Any action required or permitted hereunder to be taken at a meeting of the Hotel Policy Committee may be taken without a meeting if written consent, setting forth the action so taken, shall be signed by all Representatives. For all purposes of this Agreement (including, without limitation, any action by the Hotel Policy Committee) either General Partner may act directly upon any matter, without acting through the Representative appointed by such party, and such direct action shall be effective as if taken by the Representative appointed by such party.

     6.08 Right of First Negotiation.

     (A) The Partnership hereby grants to Portman a first right of negotiation with respect to any sale of the Hotel proposed by the Managing General Partner (a "Proposed Sale"). In the event of a Proposed Sale, the Managing General Partner shall give Notice to Portman setting forth a detailed description of the Proposed Sale (a "Sale Notice"). The Sale Notice shall include the proposed price and all other material terms and conditions proposed by the Managing General Partner. Portman shall have a period of thirty (30) days following his receipt of a Sale Notice within which to elect to enter into negotiations with the Managing General Partner regarding the Proposed Sale (the "Evaluation Period"), which election must be in writing and given by Portman to the Managing General Partner prior to the expiration of such Evaluation Period. If Portman makes such election, the Managing General Partner and Portman shall thereafter use bona-fide, good faith and best efforts to close such transaction within one hundred twenty (120) days thereafter (the "Closing Period"), recognizing that time is of the essence. Notwithstanding the foregoing, Portman and the Managing General Partner shall use bona-fide, good faith and best efforts to reach a binding agreement (subject to a financing contingency and any other contingencies mutually agreed to by the parties (the "Contingencies")) pursuant to which Portman shall post a forfeitable (except as may be provided in the Contingencies) deposit ("Required Deposit") equal to at least one and one-half percent (1.5%) of the proposed price set forth in the Sale Notice within sixty
(60) days (the "Deposit Period") from Portman's election to enter into negotiations.

     (B) If (i) Portman does not elect to enter into negotiations with the Managing General Partner within the Evaluation Period, (ii) Portman fails to post the Required Deposit with the Partnership within the Deposit Period, or
(iii) Portman elects to enter into negotiations with the Managing General Partner within the Evaluation Period, the Required Deposit is posted within the Deposit Period but the transaction is not closed within such Closing Period for any reason other than the failure of the Partnership to perform, then the Partnership shall be free, for a period of one (1) year following the last day of such Evaluation Period, Deposit Period or Closing Period, as the case may be (the "Free Sale Period"), to enter into a binding agreement to close the transaction described in the Sale Notice with any other person at a price that is not less than ninety-two percent (92%) of the price contained in the Sale Notice (a "Third Party Agreement"). Closing under any such Third Party Agreement must occur within fourteen (14) months following the last day of such Evaluation Period, Deposit Period or Closing Period, as the case may be (the "Third Party Closing Period"). If (i) the Partnership does not enter into a Third Party Agreement within the Free Sale Period and the Partnership still wishes to sell the Hotel, or (ii) the Partnership enters into a Third Party Agreement within the Free Sale Period, but fails to close under such agreement within the Third Party Closing Period, and the Partnership still wishes to sell the Hotel, or
(iii) within the Free Sale Period the Partnership wishes to sell the Hotel for a price less than ninety-two percent (92%) of the price contained in the Sale Notice, then the Partnership must again submit a Sale Notice to Portman as provided in this Section 6.08 and Portman shall have all the rights provided for in this Section 6.08 except that in the case of the situation described in clause (iii) immediately above, the Evaluation Period shall be for ten (10) days rather than thirty (30) days.

     6.09 Separate Identity/Operations. The Partnership shall:

     (A) Maintain books and records separate from any other Person;

     (B) Maintain its accounts separate from any other Person;

     (C) Not commingle its assets or funds with those of any other Person;

     (D) Conduct its own business in its own name;

     (E) Maintain separate financial statements;

     (F) Pay its own liabilities out of its own funds;

     (G) Observe all partnership formalities;

     (H) Maintain an arm's-length relationship with its Affiliates and enter into transactions with its Affiliates only on commercially reasonable terms;

     (I) Pay the salaries of its own employees and maintain a sufficient number of employees in light of its contemplated business operations;

     (J) Not guarantee or become obligated for the debts of any other Person or hold out its credit as being available to satisfy the obligations of others;

     (K) Not acquire obligations or securities of its partners, members or shareholders;

     (L) Allocate fairly and reasonably any overhead for shared office space;

     (M) Use separate stationary, invoices, and checks;

     (N) Not pledge its assets for the benefit of any other Person or make loans or advances to any Person;

     (O) Hold itself out as a separate entity and not identify itself as a division of any other Person;

     (P) Correct any known misunderstanding regarding its separate identity;

     (Q) Maintain adequate capital in light of its contemplated business operations; and

     (R) File its tax returns separate from those of any other entity and not file a consolidated federal income tax return with any other entity.

     6.10 Additional Partnership Limitations. Notwithstanding anything to the contrary in this Agreement:

     (A) The Partnership will have sufficient officers and personnel to run its business and operations.

     (B) Decisions with respect to the Partnership's business and daily operations will be independently made by the Partnership and its General Partners in accordance with the provisions of this Agreement and, except as expressly provided in this Agreement, will not be dictated by any Limited Partner or any Affiliate of any Limited Partner. All business transactions entered into by the Partnership with any of its Affiliates that are permitted will be on terms that are not less favorable to the Partnership than terms and conditions available at the time to the Partnership for comparable transactions with unaffiliated persons.

     (C) The Partnership will act solely in its own name and through its Managing General Partner and its authorized officers and agents. No Affiliates of the Partnership will be appointed agent of the Partnership except on terms that are not more or less favorable to such Affiliates than terms and conditions available at the time to such Affiliates for comparable transactions with unaffiliated persons.

     (D) The Partnership will directly manage its own liabilities, including paying its own payroll and operating expenses. In the event employees of the Partnership participate in pension, insurance and other benefit plans of any Partner or any Affiliate thereof, the Partnership will on a current basis reimburse such Partner or such Affiliate, as the case may be, for the Partnership's pro rata share of the costs thereof.

     (E) The Partnership will prepare and maintain its own separate, full and complete books, records and financial statements. The Partnership's annual financial statements will comply with generally accepted accounting principles.

     (F) No Limited Partner nor any Affiliate thereof will guarantee debts of the Partnership and the Partnership will not guarantee debts of any Partner or any Affiliate thereof.

     (G) The Partnership will not acquire obligations of, or make loans or advances to, any Partner or any Affiliate thereof.

     (H) The Partnership will not commingle any of its money or other assets with the money or assets of any Partner or any Affiliate thereof.

     (I) The Partnership will maintain separate bank accounts in its own name.

     (J) Investments will be made by the Partnership directly or by agents engaged and paid by the Partnership. Investments will be carried by the Partnership in its own name.

     (K) If the Partnership is included within any Partner's or any Affiliate of
any  Partner's   consolidated   financial  statements,   the  existence  of  the
Partnership and the ownership of its assets will be disclosed in a footnote.

     (L) No Partner will perform any of the Partnership's duties or obligations, lend money to, or borrow money from the Partnership or transact any business or enter into any transaction with the Partnership except, in each case, pursuant to binding and enforceable written agreements, the terms of which, on the whole, are arm's length and commercially reasonable.

     (M) No Partner will (i) except by way of capital contribution in connection with its acquisition of its interests in the Partnership relative to the organization and formation of the Partnership, advance or contribute property to the Partnership or (ii) accept or cause to be made, any transfer or distribution of the Partnership's assets to any Limited Partner in respect of its ownership interest in the Partnership, except as may be pursuant to duly authorized and legal actions of the Partnership.




                      ARTICLE VII - ACCOUNTING AND REPORTS


     7.01 Books and Records. The Managing General Partner shall maintain at the office of the Partnership full and accurate books of the Partnership showing all receipts and expenditures, assets and liabilities, profits and losses, names and current addresses of Partners, and all other records necessary for recording the Partnership's business and affairs. All Partners and their duly authorized representatives shall have the right to inspect and copy any or all of the Partnership's books and records including, without limitation, books and records necessary to enable a Partner to defend any tax audit or related proceeding, during reasonable hours upon three (3) business days Notice to the Managing General Partner, and shall have, on demand, true and full information of all matters affecting the Partnership.

     7.02 Books and Records; Tax Matters.

     (A) The books and records of the Partnership shall be kept on the accrual basis or such other accounting method selected by the Managing General Partner. The accounts of the Partnership shall be analyzed by the Partnership's accountants in the reasonable discretion of the Managing General Partner, and any statements resulting from any such analysis shall be provided to each Partner as soon as practicable after receipt thereof by the Managing General Partner.

     (B) The Tax Matters Partner shall be required to prepare or cause to be prepared all tax returns required of the Partnership at the Partnership's expense. The Tax Matters Partner may be changed with the Consent of the Managing General Partner.

     (C) If the Partnership incurs any costs related to any tax audit, declaration of any tax deficiency or any administrative proceeding or litigation involving any Partnership tax matter, the Partnership shall use all available Cash Flow and/or Capital Proceeds for such purpose, but no Partner shall be required to advance or contribute funds to the Partnership for such purpose.

     7.03 Reports and Notices. In addition to any statements provided pursuant to Section 7.02(A), the Managing General Partner shall be required to provide all Partners with the following reports no later than the dates indicated or as soon thereafter as circumstances permit:

     (A) By March 31, IRS Form 1065 and Schedule K-l, or similar forms as may be required by the IRS, stating each Partner's allocable share of income, gain, loss, deduction or credit for the prior Fiscal Year.

     (B) By May 31, a balance sheet and the related statements of income, cash flow, Partners' capital and changes in financial position, audited by the Partnership's independent certified public accountant.

     7.04 Partnership Funds. The Managing General Partner shall have responsibility for the safekeeping and use of all funds and assets of the Partnership, whether or not in its direct or indirect possession or control. The funds of the Partnership shall not be commingled with the funds of any other Person (other than computerized checking accounts, centralized management accounts or other similar accounts) and the Managing General Partner shall not be permitted to employ such funds in any manner except for the benefit of the Partnership. All funds of the Partnership not otherwise invested shall be deposited in one or more accounts maintained in such banking institutions as the Managing General Partner shall determine, and withdrawals shall be made only in the regular course of Partnership business on such signatures as the Managing General Partner may from time to time determine.




                ARTICLE VIII - TRANSFER OF PARTNERSHIP INTERESTS


     8.01 Transfer by General Partners. The General Partners may not voluntarily withdraw from the Partnership. A General Partner may transfer any portion of its or his Partnership Interest only in accordance with Section 8.03 hereof. Notwithstanding the foregoing, the Special General Partner may withdraw as a General Partner of the Partnership at any time without the Consent of any other Partner.

     8.02 Obligations of a Prior General Partner. In the event of the involuntary withdrawal of a General Partner, he or it shall remain liable for all obligations and liabilities (other than Partnership liabilities payable solely from Partnership Assets) incurred by him or it as General Partner before the effective date of such event. However, the withdrawn General Partner shall be free of and held harmless by the Partnership against any obligation or liability incurred on account of the activities of the Partnership from and after the effective date of such event, except as provided in this Agreement.

     8.03  Additional  or  Successor  General  Partners.

     (A) A Person may be admitted to the Partnership as a Successor General Partner only if the following conditions are satisfied:

     (1) The admission of such Person shall have been Consented to by a majority in Percentage Interest of the Partners;

     (2) The Person shall have accepted and agreed to be bound by all the terms and provisions of this Agreement, by executing a counterpart thereof and such other documents or instruments as may be required or appropriate in order to effect the admission of such Person as a General Partner; and

     (3) An amendment to the Certificate evidencing the admission of such Person as a General Partner shall have been filed for recordation as required by the Act.

     (B) In the event of the withdrawal of the Managing General Partner as a General Partner, its Interest shall automatically be converted to that of a Limited Partner, and the Partners (including such withdrawn former Managing
General Partner) owning a majority of the Percentage Interests shall elect a Successor Managing General Partner.

     (C) In the event of the withdrawal of the Special General Partner as a General Partner, or in the event the Special General Partner ceases to be wholly owned by Portman, its Interest shall automatically be converted to that of a Limited Partner and all voting or Consent rights of the Special General Partner shall terminate.

     8.04 Restrictions on Transfer by Limited  Partners.

     (A) Except as otherwise provided in this Section 8.04(A), no Limited Partner may sell, assign, transfer or otherwise dispose of or pledge, hypothecate or otherwise encumber his or its Partnership Interest without the prior Consent of the Managing General Partner, and any such act in violation hereof shall be of no effect and shall not be binding on the Partnership. Anything contained herein to the contrary notwithstanding, no Limited Partner may sell, assign, transfer, encumber or otherwise dispose of his or its Partnership Interest if such disposition would (i) cause the Partnership to be treated as an association taxable as a corporation (rather than a partnership) for federal income tax purposes; (ii) violate the provisions of any federal or state securities laws; or (iii) violate the terms of (or result in a default or acceleration under) any law, rule, regulation, agreement or commitment binding on the Partnership; provided, however, that each Limited Partner shall have the right from time to time to assign or otherwise transfer, without the Consent of the Managing General Partner, all or any part of his or its Partnership Interest
(i) to his spouse or to any of his children who have reached majority, (ii) to trusts for any of his issue, (iii) to Portman, (iv) to any Portman Approved Transferees, or (v) to other Limited Partners; provided further, however, that notwithstanding the foregoing, no Interest owned by a Limited Partner shall be sold or exchanged and no purported sale or exchange shall be effective (except a disposition by gift, including assignment to a successor in interest, bequest or inheritance, or the liquidation of a Partnership Interest), if such sale or exchange would result in a termination of the Partnership for Federal income tax purposes or would constitute a violation of the registration provisions of the Securities Act of 1933, as amended, or any applicable state securities or real estate syndication law. Unless done in full compliance with the terms and conditions of this Section, any assignment or other transfer of all or any portion of an Interest owned by a Limited Partner shall be null and void.

     (B) Subject to the provisions of Section 8.04(A), an assignee or successor of the whole or any portion of a Limited Partner's Partnership Interest pursuant to Section 8.04(A) shall become a Substituted Limited Partner upon the satisfaction of the following conditions:

     (1) The assignor and assignee file a Notice or other evidence of transfer and such other information reasonably required by the Managing General Partner, including, without limitation, names, addresses and telephone numbers of the assignor and assignee;

     (2) The assignee executes, adopts and acknowledges this Agreement, or a counterpart hereto, and such other documents as may be reasonably requested by the Managing General Partner, including without limitation, all documents necessary to comply with applicable tax and/or securities rules and regulations;

     (3) The assignor or assignee pays all reasonable costs and fees incurred by the Partnership to effect the transfer and substitution; and

     (4) If the Consent of the Managing General Partner to such transfer is required pursuant to Section 8.04(A), then the admission of such Substituted Limited Partner shall have been Consented to, in writing, by the Managing General Partner.

     (C) If an assignee of a Limited Partner pursuant to Section 8.04(A) does not become a Substituted Limited Partner pursuant to Section 8.04(B), the assignee shall not have any rights to require any information on account of the Partnership's business, to inspect the Partnership's books, to participate in the management or operation of the Partnership, or to vote or otherwise take part in the affairs of the Partnership.




                    ARTICLE IX - DISSOLUTION AND LIQUIDATION


     9.01 Term and Dissolution. The Partnership commenced as of September 24, 1982, and shall continue until December 31, 2085, or until dissolution occurs prior to that date for any one of the following reasons:

     (A) An election to dissolve the Partnership is made in writing by all Partners; or

     (B) The sale, exchange or other disposition of all or substantially all of the Partnership Assets; or

     (C) Withdrawal of a General Partner, unless at the time of the withdrawal there remains at least one (1) other General Partner, in which case the business of the Partnership shall be carried on by such remaining General Partner(s); or

     (D) Any other event causing dissolution of the Partnership under the Act.

     9.02 Liquidation of Partnership Assets.

     (A) In the event of dissolution and final termination of the Partnership, a full accounting of the assets and liabilities shall be taken, and the assets shall be liquidated, with the residual cash therefrom distributed in accordance with the provisions of Section 5.04 by the later of (i) the last day of the Fiscal Year in which the termination occurs or (ii) ninety (90) days after the date on which the termination occurs.

     (B) The Managing General Partner shall file all certificates and notices of the dissolution of the Partnership required by law. The Managing General Partner shall proceed without any unnecessary delay to sell and otherwise liquidate the Partnership Assets; provided, however, that if the Managing General Partner shall determine that an immediate sale of part or all of the Partnership Assets would cause undue loss to the Partners, the Managing General Partner may defer the liquidation except (i) to the extent provided by the Act, (ii) as required by Section 9.02(A) or (iii) as may be necessary to satisfy the debts and liabilities of the Partnership to Persons other than the Partners. Upon the complete liquidation and distribution of the Partnership Assets, the Partners shall cease to be Partners of the Partnership, and the Managing General Partner shall execute, acknowledge and cause to be filed any and all certificates and notices required by law to terminate the Partnership.

     (C) Upon the dissolution of the Partnership pursuant to Section 9.01, the Managing General Partner shall cause to be prepared by the Partnership's independent certified public accountants, and shall furnish to each Partner, a statement setting forth the assets and liabilities of the Partnership. Promptly following the complete liquidation and distribution of the Partnership Assets, the Managing General Partner shall furnish to each Partner a statement showing the manner in which the Partnership Assets were liquidated and distributed.




                             ARTICLE X - AMENDMENTS


     10.01 Amendment Procedure. Amendments to this Agreement may be proposed by any Partner, and if proposed by a Limited Partner, such Partner shall send Notice thereof to the Managing General Partner. A proposed amendment will be adopted and effective only if it receives the Consent of all Partners. Within ten (10) days of the making of any proposal to amend this Agreement, the Managing General Partner shall give the Partners Notice of such proposal (along with the text of the proposed amendment and a statement of its purposes).




                      ARTICLE XI - MISCELLANEOUS PROVISIONS


     11.01 Title to Property. All property owned by the Partnership, whether real or personal, tangible or intangible, shall be deemed to be owned by the Partnership as an entity, and no Partner, individually, shall have any ownership of such property. The Partnership may hold any of its assets in its own name or in the name of its nominee, which nominee may be one or more individuals, corporations, partnerships, trusts or other entities.

     11.02 Other Activities. Except as expressly provided otherwise in this Agreement, any Partner may engage in, or possess an interest in, other business ventures of every nature and description, independently or with others, including, without limitation, real estate business ventures, whether or not such other enterprises shall be in competition with any activities of the Partnership; and neither the Partnership nor the other Partners shall have any right by virtue of this Agreement in and to such independent ventures or to the income or profits derived therefrom.

     11.03 Applicable Law. This Agreement, and the application or interpretation thereof, shall be governed exclusively by its terms and by the laws of the State of Georgia.

     11.04 Binding  Agreement.  This Agreement shall be binding upon the parties
hereto,  their  heirs,  executors,  personal  representatives,   successors  and
assigns.

     11.05 Counterparts and Effectiveness. This Agreement may be executed in several counterparts, which shall be treated as originals for all purposes, and all so executed shall constitute one agreement, binding on all of the parties hereto, notwithstanding that all the parties are not signatory to the original or the same counterpart. Any such counterpart shall be admissible into evidence as an original hereof against the Person who executed it. The execution and delivery of this Agreement by facsimile shall be sufficient for all purposes hereof and shall be binding upon any Person who so executes.

     11.06 Entire Agreement. This Agreement (and the Exhibits hereto) contains the entire understanding between the parties hereto and supersedes all prior written or oral agreements among them respecting the within subject matter, unless otherwise provided herein. There are no representations, agreements, arrangements or understandings, oral or written, between the Partners hereto relating to the subject matter of this Agreement which are not fully expressed herein and in said Exhibits.




                            (signature page follows)




     IN WITNESS WHEREOF, this Agreement has been executed under seal as of the day and year first above written.

                              Managing General Partner:

                              Atlanta Marriott Marquis II Limited Partnership

                              By: Marriott Marquis Corporation,
                              Its General Partner


                              By:/s/  P.K. Brady
                                   Name:     Patricia K. Brady
                                   Title:    Vice President
                              Special General Partner:

                              Portman Marquis Corp.


                              By:  /s/  John C. Portman, Jr.
                              John C. Portman, Jr., President

                              Limited Partners:

                              /s/  John C. Portman, Jr.
                                                                          (Seal)
                              John C. Portman, Jr.

                              Hopewell Group, Ltd.


                              By:  /s/  John C. Portman, Jr.
                                                                          (Seal)
                              John C. Portman, Jr., General Partner

                              Hopeport, Ltd.


                              By:  /s/  John C. Portman, Jr.
                                                                          (Seal)
                              John C. Portman, III, General Partner









                FOURTH RESTATED AGREEMENT OF LIMITED PARTNERSHIP
                                       OF
                      IVY STREET HOTEL LIMITED PARTNERSHIP

                                    EXHIBIT 1


                              SCHEDULE OF PARTNERS

                                                           Percentage of
General Partners:                                      Partnership Interest

Atlanta Marriott Marquis II Limited Partnership                 80.00%
10400 Fernwood Road
Bethesda, Maryland  20058

Portman Marquis Corp.                                            0.10%
c/o Portman Holdings, L.P.
Suite 4600
303 Peachtree Street, N.E.
Atlanta, Georgia  30308

Limited Partners:

John C. Portman, Jr.                                              9.80%
c/o Portman Holdings, L.P.
Suite 4600
303 Peachtree Street, N.E.
Atlanta, Georgia  30308

Hopewell Group, Ltd.                                              5.10%
c/o Portman Holdings, L.P.
Suite 4600
303 Peachtree Street, N.E.
Atlanta, Georgia  30308

Hopeport, Ltd.                                                    5.00%
c/o Portman Holdings, L.P.
Suite 4600
303 Peachtree Street, N.E.
Atlanta, Georgia  30308









                FOURTH RESTATED AGREEMENT OF LIMITED PARTNERSHIP
                                       OF
                      IVY STREET HOTEL LIMITED PARTNERSHIP

                                    EXHIBIT 2


                              ALLOCATION PROVISIONS


     1. Definitions. The following terms shall have the meaning ascribed to them for purposes of this Exhibit 2.

     Adjusted Capital Account Deficit: With respect to any Partner, the deficit balance, if any, in such Partner's Capital Account as of the end of the relevant Fiscal Year, after giving effect to the following adjustments:

     (A) Credit to such Capital Account any amounts which such Partner is obligated to restore or is deemed to be obligated to restore pursuant to the penultimate sentences of Regulations Section 1.704-2(g)(1) and 1.704-2(i)(5); and

     (B) Debit to such Capital Account the items described in Regulations Sections 1.704-1(b)(2)(ii)(d)(4), (5) and (6).

     The foregoing definition of Adjusted Capital Account Deficit is intended to comply with the provisions of Regulations Section 1.704-1(b)(2)(ii)(d) and shall be interpreted consistently therewith.

     Depreciation: For each Fiscal Year or other period, an amount equal to the depreciation, amortization, or other cost recovery deduction allowable with respect to an asset for such year or other period, except that if the Gross Asset Value of an asset differs from its adjusted basis for federal income tax purposes at the beginning of such year or other period, Depreciation shall be an amount which bears the same ratio to such beginning Gross Asset Value as the federal income tax depreciation, amortization, or other cost recovery deduction for such year or other period bears to such beginning adjusted tax basis; provided, however, that if the federal income tax depreciation, amortization, or other cost recovery deduction for such year is zero, Depreciation shall be determined consistent with the requirements of the Code and the Treasury Regulations.

     Gross Asset Value: With respect to any asset, the asset's adjusted basis for federal income tax purposes, except as follows:

     (i) the initial Gross Asset Value of any asset contributed by a Partner to the Partnership shall be the gross fair market value of such asset at the time of such contribution, as reasonably determined by the Managing General Partner, unless a specific value is provided herein.

     (ii) the Gross Asset Values of all Partnership Assets may, in the Managing General Partner's discretion, and shall, when required by Section 4.03 of the Partnership Agreement be adjusted to equal their respective gross fair market values immediately prior to the following times: (a) the acquisition of an additional interest in the Partnership by any new or existing Partner in exchange for more than a de minimis Capital Contribution; (b) the distribution by the Partnership to a Partner of more than a de minimis amount of Partnership property as consideration for an Interest in the Partnership; and (c) the liquidation of the Partnership or a Partner's Interest in the Partnership. The determination of fair market values will be made by the Managing General Partner in its reasonable discretion. Except as required by Section 4.03, no adjustment shall be made if the Managing General Partner determines that an adjustment is not required in order to reflect the relative economic interests of the Partners. If the Gross Asset Value of an asset has been determined or adjusted pursuant to Clause (i) or (ii) of this definition, such Gross Asset Value shall thereafter be adjusted by the Depreciation taken into account with respect to such asset for purposes of computing Profits and Losses. The Gross Asset Value of an asset distributed by the Partnership to a Partner shall equal the fair market value of such asset at the time of such distribution.

     Nonrecourse  Deductions:  The  meaning  set forth in  Regulations  Sections
1.704-2(b)(1)  and  (c).  Nonrecourse  Liability:   The  meaning  set  forth  in
Regulations Section 1.752-1(a)(2).

     Partner Minimum Gain: An amount, with respect to each Partner Nonrecourse Debt, equal to the Partnership Minimum Gain that would result if such Partner Nonrecourse Debt were treated as a Nonrecourse Liability, determined in accordance with Regulations Section 1.704-2(i).

     Partner Nonrecourse Debt: The meaning set forth in Regulations Section 1.704-2(b)(4).

     Partner  Nonrecourse  Deductions:  The  meaning  set  forth in  Regulations
Section 1.704-2(i).

     Partnership Minimum Gain: The meaning set forth in Regulations Sections 1.704-2(b)(2) and (d).

     Profits and Losses: For each Fiscal Year or other period, an amount equal to the Partnership's taxable income or loss for such year or period, determined in accordance with Code Section 703(a) (for this purpose, all items of income, gain, loss, or deduction required to be stated separately pursuant to Code
Section 703(a)(1) shall be included in taxable income or loss), with the following adjustments:

     (A) Any income of the Partnership that is exempt from federal income tax and not otherwise taken into account in computing Profits or Losses pursuant to this definition shall be added to such taxable income or loss;

     (B) Any expenditures of the Partnership described in Code Section 705(a)(2)(B) or treated as Code Section 705(a)(2)(B) expenditures pursuant to Regulations Section 1.704-1(b)(2)(iv)(i), and not otherwise taken into account in computing Profits or Losses pursuant to this definition shall be subtracted from such taxable income or loss;

     (C) In the event the Gross Asset Value of any Partnership Asset is adjusted pursuant to (B) or (C) of the definition of Gross Asset Value, the amount of such adjustment shall be taken into account as gain or loss from the disposition of such asset for purposes of computing Profits or Losses;

     (D) Gain or loss resulting from any disposition of Partnership Assets with respect to which gain or loss is recognized for federal income purposes shall be computed by reference to the Gross Asset Value of the property disposed of, notwithstanding that the adjusted tax basis of such property differs from its Gross Asset Value;

     (E) In lieu of the depreciation, amortization, and other cost recovery deductions taken into account in computing such taxable income or loss, there shall be taken into account Depreciation for such Fiscal Year or other period, computed in accordance with the definition of Depreciation; and

     (F) Notwithstanding any other provisions of this definition, any items which are specially allocated pursuant to Section 2(C) hereof shall not be taken into account in computing Profits or Losses.

     2. Allocation of Profit and Loss. The income, profits, gains, losses, deductions and credits of the Partnership shall be determined in accordance with the capital accounting rules and principles established by Code Sections 702 and 704 and the regulations thereunder and, to the extent not inconsistent therewith, in accordance with generally accepted tax accounting principles, and shall be allocated each Fiscal Year as follows and in the following order of priority:

     (A) After giving effect to the special allocations set forth in Section 2(C), Profits for any Fiscal Year shall be allocated as follows:

     (1) First, one hundred percent (100%) to the General Partners to the extent of the excess, if any, of (i) the cumulative Losses allocated the General Partners pursuant to Section (B)(2) hereof for all prior Fiscal Years, over (ii) the cumulative Profits allocated to the General Partners pursuant to this Section (A)(1) for all prior Fiscal Years;

     (2) Second, one hundred percent (100%) to the Partners, in proportion to and to the extent of the excess, if any, of (i) the cumulative Losses allocated to each Partner pursuant to Section (B)(1)(c) hereof for all prior Fiscal Years, over (ii) the cumulative Profits allocated to each Partner pursuant to this Section (A)(2) for all prior Fiscal Years;

     (3) Third, one hundred percent (100%) to the Partners, in proportion to and to the extent of the excess, if any, of (i) the cumulative Losses allocated to each Partner pursuant to Section (B)(1)(b) hereof for all prior Fiscal Years, over (ii) the cumulative Profits allocated to each Partner pursuant to this Section (A)(3) for all prior Fiscal Years;

     (4) Fourth, one hundred percent (100%) to the Managing General Partner to the extent of the excess, if any, of (i) the cumulative Class B Preferred Return of such Partner accrued for the current and all prior Fiscal Years, over (ii) the cumulative Profits allocated to such Partner pursuant to this Section (A)(4) for all prior Fiscal Years;

     (5) Fifth, one hundred percent (100%) to the Managing General Partner, in proportion to and to the extent of the excess, if any, of (i) the cumulative Class C Preferred Return accrued for the current and all prior Fiscal Years, over (ii) the cumulative Profits allocated to such Partner pursuant to this Section (A)(5) for all prior Fiscal Years; and

     (6) The balance, if any, to the Partners in proportion to their respective Percentage Interests in the Partnership.

     (B) After giving effect to the special allocations set forth in Section (C) hereof, Losses for any Fiscal Year shall be allocated as set forth in Section
(B)(1) hereof, subject to the limitation in Section (B)(2) hereof.

     (1) Losses for any Fiscal Year shall be allocated in the following order of priority:

     (a) First, one hundred percent (100%) to the Partners in proportion to and to the extent of the excess, if any, of (y) the cumulative Profits allocated to each such Partner pursuant to Section (A)(6) hereof for all prior Fiscal Years, over (z) the cumulative Losses allocated to such Partner pursuant to this Section (B)(1)(a) for all prior Fiscal Years;

     (b) Second, one hundred percent (100%) to the Partners in proportion to and to the extent of their positive Capital Accounts until all Capital Accounts have been reduced to zero; and

     (c) The balance, if any, to the Partners in proportion to their Percentages of Partnership Interest.

     (2) The Losses allocated pursuant to Section (B)(1) hereof shall not exceed the maximum amount of Losses that can be so allocated without causing any Limited Partner to have an Adjusted Capital Account Deficit at the end of any Fiscal Year. In the event some but not all of the Limited Partners would have Adjusted Capital Account Deficits as a consequence of an allocation of Losses pursuant to Section (B)(1) hereof but for this Section (B)(2), the limitation set forth in this (B)(2) shall be applied on a Limited Partner by Limited Partner basis so as to allocate the maximum permissible Losses to each Limited Partner under Regulations Section 1.704-1(b)(2)(ii)(d). All Losses in excess of the limitations set forth in this Section (B)(2) shall be allocated to the General Partners in proportion to their respective Percentage of Partnership Interest.

     (C) Special Allocations. The following special allocations shall be made in the following order:

     (1) Minimum Gain Chargeback. Notwithstanding any other provision of the foregoing Sections 2(A) and (B), if there is a net decrease in Partnership Minimum Gain during any Fiscal Year, then, to the extent required by Regulations
Section 1.704-2(f), each Partner shall be specially allocated items of Partnership income and gain for such year (and, if necessary, subsequent years) in an amount equal to such Partner's share of the net decrease in Partnership Minimum Gain, determined in accordance with Regulations Section 1.704-2(g)(2). The items to be so allocated shall be determined in accordance with Regulations Sections 1.704-2(f)(6) and 1.704-2(j). This Section 2(C)(1) is intended to comply with the minimum gain chargeback requirement in Regulations Section 1.704-2(f) and shall be interpreted consistently therewith.

     (2) Partner Minimum Gain Chargeback. Notwithstanding any other provision of Sections 2(A)-(F) hereof except Section 2(C)(1), if there is a net decrease in Partner Minimum Gain attributable to a Partner Nonrecourse Debt during any Fiscal Year, then, to the extent required by Regulations Section 1.704-2(i)(4), each Partner who has a share of the Partner Minimum Gain attributable to such Partner Nonrecourse Debt, determined in accordance with Regulations Section 1.704-2(i)(5), shall be specially allocated items of Partnership income and gain for such year (and, if necessary, subsequent years) in an amount equal to such Partner's share of the net decrease in Partner Minimum Gain attributable to such Partner Nonrecourse Debt, determined in accordance with Regulations Section 1.704-2(i)(4). The items to be so allocated shall be determined in accordance with Regulations Sections 1.704-2(i)(4) and 1.704-2(j). This Section 2(C)(2) is intended to comply with the minimum gain chargeback requirement in Regulations
Section 1.704-2(i)(4) and shall be interpreted consistently therewith.

     (3) Qualified Income Offset. In the event any Limited Partner unexpectedly receives any adjustments, allocations, or distributions described in Regulations Sections 1.704-1(b)(2)(ii)(d)(4), (5) or (6), items of Partnership income and gain (consisting of a pro rata portion of each item of Partnership income, including gross income, and gain for such year) shall be specially allocated to such Partner in an amount and manner sufficient to eliminate, to the extent required by the Regulations, the Adjusted Capital Account Deficit of such Partner as quickly as possible, provided that an allocation pursuant to this
Section 2(C)(3) shall be made if and only to the extent that such Partner would have an Adjusted Capital Account Deficit after all other allocations provided for in Sections 2(A)-(F) hereof have been tentatively made as if this Section 2(C)(3) were not in the Agreement.

     (4) Gross Income Allocation. In the event any Limited Partner has a deficit Capital Account at the end of any Fiscal Year that is in excess of the sum of
(i) the amount such Partner is obligated to restore, and (ii) the amount such Partner is deemed to be obligated to restore pursuant to the penultimate sentences of Regulations Sections 1.704-2(g)(1) and 1.704-2(i)(5), such Partner shall be specially allocated items of Partnership income and gain (consisting of a pro rata portion of each item of Partnership income, including gross income, and gain for such year) in the amount of such excess as quickly as possible, provided that an allocation pursuant to this Section 2(C)(4) shall be made if and only to the extent that such Partner would have a deficit Capital Account in excess of such sum after all other allocations provided for in Sections 2(A)-(F) hereof have been tentatively made as if Section 2(C)(3) and this Section 2(C)(4) were not in the Agreement.

     (5) Nonrecourse Deductions. Nonrecourse Deductions for any Fiscal Year or other period shall be specially allocated to the Partners in proportion to their Percentages of Partnership Interest.

     (6) Partner Nonrecourse Deductions. Any Partner Nonrecourse Deductions for any Fiscal Year or other period shall be specially allocated to the Partner who bears the economic risk of loss with respect to the Partner Nonrecourse Debt to which such Partner Nonrecourse Deductions are attributable in accordance with Regulations Section 1.704-2(i)(1).

     (7) Section 754 Adjustment. To the extent an adjustment to the adjusted tax basis of any Partnership Asset pursuant to Code Section 734(b) or Code Section 743(b) is required, pursuant to Regulations Section 1.704-1(b)(2)(iv)(m), to be taken into account in determining Capital Accounts, the amount of such adjustment to the Capital Accounts shall be treated as an item of gain (if the adjustment increases the basis of the asset) or loss (if the adjustment decreases such basis), and such gain or loss shall be specially allocated to the Partners in a manner consistent with the manner in which their Capital Accounts are required to be adjusted pursuant to such Regulations Section.

     (D) Other Allocation Rules.

     (1) For purposes of determining the Profits, Losses or any other items allocable to any period, Profits, Losses and any such other items shall be determined on a daily, monthly, or other basis, as determined by the Managing General Partner using any permissible method under Code Section 706 and the Regulations thereunder.

     (2)  Except  as  otherwise  provided  in  this  Agreement,   all  items  of
Partnership income, gain, loss, deduction and any other allocations not otherwise provided for shall be divided among the Partners in the same proportions as they share Profits and Losses, as the case may be, for the year.

     (3) The Partners are aware of the income tax consequences of the allocations made by Sections 2(A)-(F) hereof and hereby agree to be bound by the provisions of Sections 2(A)-(F) hereof in reporting their shares of Partnership income and loss for income tax purposes.

     (4) Solely for purposes of determining a Partner's proportionate share of the "excess nonrecourse liabilities" of the Partnership within the meaning of Regulations Section 1.752-3(a)(3), the Partners' interests in Partnership profits shall be equal to their Percentages of Partnership Interest.

     (E) Tax Allocations: Code Section 704(c).

     (1) In accordance with Code Section 704(c) and the Regulations thereunder, income, gain, loss and deduction with respect to any property contributed to the capital of the Partnership shall, solely for tax purposes, be allocated among the Partners so as to take account of any variation between the adjusted basis of such property to the Partnership for federal income tax purposes and its initial Gross Asset Value (computed in accordance with the definition herein) using the traditional method without curative allocations as set forth in Regulations Section 1.704-3(b), unless otherwise Consented to by all Partners.

     (2) In the event the Gross Asset Value of any Partnership Asset is adjusted, subsequent allocations of income, gain, loss and deduction with respect to such asset shall take account of any variation between the adjusted basis of such asset for federal income tax purposes and its Gross Asset Value in the same manner as specified in Section 2(E)(1) above.

     (3) Allocations pursuant to this Section 2(E) are solely for purposes of federal, state and local taxes and shall not affect, or in any way be taken into account in computing, any Partner's Capital Account or share of Profits, Losses, other items, or distributions pursuant to any provision of this Agreement.

     (4) Consistent with this Section 2(E), in connection with the restatement of the Partners' Capital Accounts pursuant to Section 4.03, the Partners' shares of Depreciation, depletion, amortization, and gain or loss, as computed for federal income tax purposes, with respect to the Project, shall be determined so as to take into account the variation between the adjusted tax basis of the Project and the Gross Asset Value of the Project using the principles of Code
Section 704(c) as required by Treasury Regulations Sections 1.704-1(b)(2)(iv)(f)(4) and 1.704-1(b)(4)(i).

     (F) It is the intent of the Partners that each Partner's distributive share of income, gain, loss, deduction, or credit (or item thereof) shall be allocated in accordance with this Exhibit 2 to the fullest extent permitted by and in a manner intended to comply with Section 704(b) of the Code. Such compliance shall include compliance with the provisions of the Treasury Regulations dealing with "qualified income offsets" and "minimum gain chargebacks." Moreover, in conjunction with the "book-up" set forth in Section 4.03 hereof, "Section 704(c) principles" shall apply to the amount of the "book-up" of the Partners. Recognizing the complexity of the allocations contained in this Exhibit 2, in order to preserve and protect the allocations provided for in this Exhibit 2, and to attempt to comply with the Treasury Regulations, the Managing General Partner, upon obtaining the advice of counsel to the Partnership, is authorized and directed to allocate income, gain, loss, deduction or credit (or item thereof) arising in any year (the "New Allocation") differently than otherwise provided for in this Exhibit 2 if, and to the extent that, the allocations under this Exhibit 2 would not fully conform with Section 704(b) of the Code, but only so long as no Limited Partner is materially affected thereby. Any New Allocation made pursuant to this Section (F) shall be deemed to be a complete substitute for any allocation otherwise provided for in this Exhibit 2, and no amendment of the Partnership Agreement or approval of any Partner shall be required. The Managing General Partner shall use its best efforts to cause the New Allocation to resemble in all material respects and to the maximum extent possible the allocations contained in the Partnership Agreement as originally adopted.

     (G) Notwithstanding the Managing General Partner's best efforts in this regard, by their execution of this Agreement, all Partners acknowledge that the Managing General Partner may not be able to achieve a New Allocation which resembles in all material respects the intended allocation hereunder, and that the New Allocation may have a material adverse effect on one or more Partners.









                FOURTH RESTATED AGREEMENT OF LIMITED PARTNERSHIP
                                       OF
                      IVY STREET HOTEL LIMITED PARTNERSHIP

                                    EXHIBIT 3

                               DESCRIPTION OF LAND


         ALL THAT TRACT or parcel of land lying and being in Land Lot 51 of the 14th District of Fulton County, Georgia, containing 3.58 acres, same being more particularly described as follows:

         TO FIND THE TRUE POINT OF BEGINNING, begin at a drill hole set which marks the intersection of the northerly Right-of-Way Line of Harris Street (Sixty (60') foot Right-of-Way) with the easterly Right-of-Way Line of Peachtree Center Avenue (Sixty (60') foot Right-of-Way); thence traveling along the northerly Right-of-Way Line of said Harris Street south 89 degrees 10 minutes 36 seconds east a distance of 207.07 feet to a drill hole set on said Right-of-Way Line which drill hole set is the TRUE POINT OF BEGINNING; from the TRUE POINT OF BEGINNING as thus established leaving said Right-of-Way Line and traveling north 00 degrees 49 minutes 24 seconds east a distance of 112.72 feet to a point; thence traveling north 89 degrees 10 minutes 36 seconds west a distance of
206.60 feet to a nail set on the easterly Right-of-Way Line of said Peachtree Center Avenue; thence traveling along said Right-of-Way Line north 01 degrees 03 minutes 48 seconds east a distance of 177.30 feet to a drill hole set on said Right-of-Way Line; thence leaving said Right-of-Way Line and traveling south 89 degrees 10 minutes 36 seconds east a distance of 205.92 feet to a point; thence traveling north 00 degrees 49 minutes 24 seconds east a distance of 113.30 feet to a nail set on the southerly Right-of-Way Line of Baker Street (Sixty (60') foot Right-of-Way); thence traveling along said Right-of-Way Line south 89 degrees 19 minutes 51 seconds east a distance of 296.41 feet to a drill hole set on said Right-of-Way Line at its intersection with the westerly Right-of-Way Line of Courtland Street (Seventy (70') foot Right-of-Way); thence traveling along the westerly Right-of-Way Line of said Courtland Street south 01 degrees 03 minutes 16 seconds west a distance of 404.12 feet to a drill hole set on said Right-of-Way Line at its intersection with the northerly Right-of-Way Line of said Harris Street; thence traveling along the northerly Right-of-Way Line of said Harris Street north 89 degrees 10 minutes 36 seconds west a distance of
294.84 feet to a drill hole set on said Right-of-Way Line, which drill hole set marks the TRUE POINT OF BEGINNING.

         The above described property being shown on that certain Survey entitled "ALTA/ACSM Land Title Survey for Atlanta Marriott Marquis Limited Partnership, Ivy Street Hotel Limited Partnership, Marriott/Portman Finance
Corporation, The Citizens and Southern National Bank & Ticor Title Insurance Company of California", prepared by Planners and Engineers Collaborative, bearing the seal of Robert Lee White, Georgia Registered Land Surveyor No.
2080, dated January 5, 1990.

         TOGETHER WITH the following two (2) easement parcels, on the terms and subject to the conditions set forth with respect thereto in, to and under that certain Declaration of Easements and Restrictions dated on September 1, 1982 and recorded at Deed Book 8291, Page 40, Fulton County, Georgia Records; as amended by First Amendment to Declaration of Easements and Restrictions, dated as of August 4, 1983, recorded at Deed Book 8657, Page 385, aforesaid Records:









                                EASEMENT PARCELS

(MARQUIS TWO TOWER)

         All that tract or parcel of land lying and being in the City of Atlanta, in Land Lot 51 of the 14th District of Fulton County, Georgia, and being more particularly described as follows:

         BEGINNING at the point formed by the intersection of the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) with the south right-of-way line of Baker Street (as presently located; run thence south 89 degrees, 19 minutes, 51 seconds east, as measured along the south right-of-way line of Baker Street (as presently located), a distance of 205.44 feet to a point; run thence south 00 degrees, 49 minutes, 24 seconds west, a distance of 113.30 feet to a point; run thence north 89 degrees, 10 minutes, 36 seconds west, a distance of 205.92 feet to a point lying on the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located); run thence north 01 degrees, 03 minutes, 49 seconds east, as measured along the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) a distance of 112.75 feet to a point formed by the intersection of the south right-of-way line of Baker Street (as presently located) with the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) and the POINT OF BEGINNING; being property shown on the plat of survey, to which reference is made for all purposes, prepared for P.C. Towers, L.P., a Georgia limited partnership, by Planners and Engineers Collaborative, bearing the certification of Robert L. White, Georgia Registered Land Surveyor, number 2080, dated July 20, 1988, last revised September 9, 1988.

(MARQUIS ONE TOWER)

         All that tract or parcel of land lying and being in the City of Atlanta, in Land Lot 51, of the 14th District, of Fulton County, Georgia, and being more particularly described as follows:

         BEGINNING at the point formed by the intersection of the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) with the north right-of-way line of Harris Street (as presently located); run thence north 01 degrees, 03 minutes, 49 seconds east, as measured along the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (an presently located), a distance of 112.72 feet to a point; run thence south 89 degrees, 10 minutes, 36 seconds east, a distance of
206.60 feet to a point; run thence south 00 degrees, 49 minutes, 24 seconds west, a distance of 112.72 feet to a point located on the north right-of-way line of Harris Street (as presently located); run thence north 89 degrees, 10 minutes, 36 seconds west, as measured along the north right-of-way line of Harris Street (as presently located), a distance of 207.07 feet to a point formed by the intersection of the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) with the north right-of-way line of Harris Street (as presently located) and the POINT OF BEGINNING; being property shown on the plat of survey, to which reference is made for all purposes, prepared for P.C. Towers, L.P., a Georgia limited partnership, by Planners and Engineers Collaborative, bearing the certification of Robert L. White, Georgia Registered Land Surveyor, number 2080, dated July 20, 1988, last revised September 9, 1988.









                FOURTH RESTATED AGREEMENT OF LIMITED PARTNERSHIP

                                       OF

                      IVY STREET HOTEL LIMITED PARTNERSHIP









                                TABLE OF CONTENTS



ARTICLE I - CONTINUATION...................................................- 2 -
         Continuation......................................................- 2 -
         Name.    - 2 -
         Place of Business; Registered Agent...............................- 2 -

ARTICLE II - INTERPRETIVE PROVISIONS.......................................- 2 -
         Certain Definitions...............................................- 2 -
         Rules of Construction.............................................- 8 -

ARTICLE III - BUSINESS PURPOSE.............................................- 8 -
         Business and Purpose..............................................- 8 -
         Authorized Activities.............................................- 8 -

ARTICLE IV - CAPITAL; HOST ADVANCE ........................................- 8 -
         Capital Contributions of Portman..................................- 8 -
         Capital Contributions of AMMLP....................................- 8 -
         Class B Capital...................................................- 9 -
         Host Advance......................................................- 9 -
         No Other Obligations to Contribute...............................- 10 -
         Partner Loans....................................................- 10 -
         Voluntary Additional Contributions...............................- 10 -
         No Third Party Beneficiaries.....................................- 10 -
         Capital Accounts.................................................- 10 -
         Return of Capital Accounts.......................................- 11 -
         Contingent Adjustments on Sale or Refinancing....................- 11 -

ARTICLE V - ALLOCATIONS AND DISTRIBUTIONS.................................- 12 -
         Limited Liability................................................- 13 -
         Distribution Upon Liquidation....................................- 13 -
         Restoration of Capital Accounts..................................- 14 -

ARTICLE VI - PARTNERSHIP MANAGEMENT.......................................- 14 -
         Management and Control of Partnership Business...................- 14 -
         No Management by Limited Partners................................- 16 -
         Limitations on Partners..........................................- 16 -
         Business with Affiliates.........................................- 16 -
         No Compensation; Reimbursement of Expenses.......................- 16 -
         Liability for Acts and Omissions.................................- 17 -
         Hotel Policy Committee...........................................- 17 -
         Right of First Negotiation.......................................- 18 -
         Separate Identity/Operations.....................................- 19 -
         Additional Partnership Limitations. .............................- 20 -
         Books and Records................................................- 21 -
         Books and Records; Tax Matters...................................- 22 -
         Reports and Notices..............................................- 22 -
         Partnership Funds................................................- 22 -

ARTICLE VIII - TRANSFER OF PARTNERSHIP INTERESTS..........................- 22 -
         Transfer by General Partners.....................................- 22 -
         Obligations of a Prior General Partner...........................- 23 -
         Additional or Successor General Partners.........................- 23 -
         Restrictions on Transfer by Limited Partners.....................- 23 -

ARTICLE IX - DISSOLUTION AND LIQUIDATION..................................- 24 -
         Term and Dissolution.............................................- 24 -
         Liquidation of Partnership Assets................................- 25 -

ARTICLE X - AMENDMENTS ...................................................- 25 -
         Amendment Procedure..............................................- 25 -

ARTICLE XI - MISCELLANEOUS PROVISIONS.....................................- 25 -
         Title to Property................................................- 25 -
         Other Activities.................................................- 26 -
         Applicable Law...................................................- 26 -
         Binding Agreement................................................- 26 -
         Counterparts and Effectiveness...................................- 26 -
         Entire Agreement.................................................- 26 -



         Exhibit 1         Schedule of Partners
         Exhibit 2         Allocation Provisions
         Exhibit 3         Description of the Land







EXHIBIT 10.9

                              AMENDED AND RESTATED
                           HOTEL MANAGEMENT AGREEMENT

     This Amended and Restated Management Agreement ("Agreement") is executed as of the 3rd day of January, 1998 ("Effective Date"), by HMA REALTY LIMITED PARTNERSHIP ("Owner"), a Georgia limited partnership, with a mailing address at 10400 Fernwood Road, Bethesda, Maryland 20817 and NEW MARRIOTT MI, INC. ("Management Company"), a Delaware corporation, with a mailing address at 10400 Fernwood Road, Bethesda, Maryland 20817.

                                R E C I T A L S :

     A. Owner is the owner of the Hotel (as defined and more fully described in Section 1.01) which is located as set forth on Exhibit "A" hereto; and

     B. Owner and Management Company (as successor in interest to Marriott Hotels, Inc.) are parties to the certain Management Agreement ("Prior Management Agreement") dated as of May 28, 1985 for managing and operating the Hotel; and

     C. The parties wish to amend and restate the Prior Management Agreement as of the Effective Date.

     NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained, the parties hereto agree as follows:




                                    ARTICLE I
                               DEFINITION OF TERMS


     1.01 Definition of Terms

     The following terms when used in this Agreement shall have the meanings indicated:

     "Accounting Period" shall mean each of the four (4) week accounting periods which are used in Management Company's accounting system, except that an Accounting Period may occasionally contain five (5) weeks when necessary to conform Management Company's accounting system to the calendar.

     "Accounting Period Statement" shall have the meaning set forth in Section 5.02.

     "Additional Invested Capital" shall mean the cumulative total, as of any given date during the Term subsequent to the Effective Date, of the following:
(i) any contribution made by Owner pursuant to Section 7.01 B (provided that Owner=s Investment shall be decreased by any return to Owner of excess Working Capital pursuant to Section 7.01 C); (ii) any expenditures made by Owner, pursuant to Section 8.03, and any expenditures by Owner pursuant to Section
20.10 C; (iii) any contributions by Owner to the FF&E Reserve (beyond the funding described in Section 8.02 B), other than those contributions which are reimbursed to Owner under Section 8.02 E; and (iv) any payments by Owner with regard to special assessments or impact fees, pursuant to Section 13.01 B(2) or
(3).

     "Adjusted Owner's Investment" shall mean the amount, as of any given date (the "Adjustment Date") during the Term, of Owner's Investment, after adjustment thereof as follows: each separate expenditure by Owner which comprises Owner's Investment shall be adjusted for inflation by using an amount equal to seventy-five percent (75%) of the percentage change in the GDP Deflator between the date of each such separate expenditure and the date in question.

     "Adjustment Date" shall have the meaning set forth in the definition of "Adjusted Owner's Investment".

     "Affiliate" shall mean any individual or entity directly or indirectly through one or more intermediaries, controlling, controlled by or under common control with a party. The term "control," as used in the immediately preceding sentence, means, with respect to a corporation, the right to exercise, directly or indirectly, fifty percent (50%) or more of the voting rights attributable to the shares of the controlled corporation, and, with respect to an entity that is not a corporation, the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of the controlled entity.

     "Agreement" shall have the meaning set forth in the Preamble.

     "Annual Operating Budget" shall have the meaning set forth in Section 9.03.

     "Annual Operating Statement" shall have the meaning set forth in Section 9.01.

     "Architect"   means  Owner=s  architect  for  the  Hotel,  John  Portman  &
Associates, a sole proprietorship of Portman.

     "Available Cash Flow" shall mean an amount, with respect to each Fiscal Year or portion thereof, equal to the excess (if any) of the Operating Profit for such Fiscal Year over the applicable Owner's Priority.

     "Base Management Fee" shall mean an amount equal to three percent (3%) of Gross Revenues, which shall be paid to Management Company as compensation (in addition to the Incentive Management Fee) for the services performed pursuant to this Agreement.

     "Building Estimate" shall have the meaning set forth in Section 8.03 A.

     "Capital Expenditures" shall have the meaning set forth in Section 8.03 A.

     "Capitalization Multiple" shall mean the number ten (10).

     "Case Goods" shall mean furniture and furnishings used in the Hotel, including, without limitation: chairs, beds, chests, headboards, desks, lamps, tables, television sets, mirrors, pictures, wall decorations and similar items.

     "CC&R's" shall have the meaning set forth in Section 2.05.

     "Central Office Services" shall mean certain services which are provided to the Hotel by personnel who are employees of Management Company or one of its Affiliates and who are not normally located at the Hotel, including the following: executive supervision; planning and policy making; corporate finance; corporate personnel and employee relations; in-house legal services; trademark protection relating to Proprietary Marks which are used generally by the Marriott chain; certain product research and development; and the services of Management Company's technical and operational experts making routine periodic inspection and consultation visits to the Hotel (but not the services of the personnel of the Architecture and Construction Division of Management Company (or any of its Affiliates) providing architectural, technical or procurement services for the Hotel, the costs and expenses of which shall be paid pursuant to paragraph 6 of the definition of Operating Profit). Any service which is defined as being included within the term "Chain Services" shall not also be included within "Central Office Services". The Central Office Services which are provided to the Hotel shall be generally consistent with those Central Office Services which are provided to other comparable full-service hotels within the Marriott Hotel System.

     "Chain Services" shall have the meaning set forth in Section 11.03.

     "Coverage Ratio" shall mean the number one and three-tenths (1.3).

     "Cure Notice" shall have the meaning set forth in Section 4.03 B.

     "Cure Period" shall have the meaning set forth in Section 4.03 B.

     "Deductions" shall have the meaning set forth in the definition of Operating Profit.

     "Default" shall have the meaning set forth in Section 16.01.

     "Effective Date" shall have the meaning set forth in the Preamble.

     "Employee Claims" shall mean any and all claims (including all fines, judgments, penalties, costs, Litigation and/or arbitration expenses, attorneys' fees and expenses, and costs of settlement with respect to any such claim) by any employee or employees of Management Company against Owner or Management Company with respect to the employment at the Hotel of such employee or employees. "Employee Claims" shall include, without limitation, the following:
(i) claims which are eventually resolved by arbitration, by Litigation or by settlement; (ii) claims which also involve allegations that any applicable employment-related contracts affecting the employees at the Hotel have been breached; and (iii) claims which involve allegations that one or more of the Employment Laws has been violated; provided, however, that "Employee Claims" shall not include claims for worker compensation benefits (which shall be governed by Article XII hereof) or for unemployment benefits.

     "Employment Laws" shall mean any federal, state or local law (including the common law), statute, ordinance, rule, regulation, order or directive with respect to employment, conditions of employment, benefits, compensation, or termination of employment that currently exists or may exist at any time during the Term of this Agreement, including, but not limited to, Title VII of the Civil Rights Act of 1964, the Age Discrimination in Employment Act, the Workers Adjustment and Retraining Act, the Occupational Safety and Health Act, the Immigration Reform and Control Act of 1986, the Polygraph Protection Act of 1988 and the Americans With Disabilities Act of 1990.

     "Environmental Laws" shall mean any federal, state or local law, rule or regulation (both present and future) dealing with the use, generation, treatment, storage, disposal or abatement of Hazardous Materials, including, but not limited to, (i) the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. Section 9601 et seq., as amended, and (ii) the regulations promulgated thereunder, from time to time.

     "Event of Default" shall have the meaning set forth in Section 16.02.

     "Existing CC&R's" shall have the meaning set forth in Section 2.05 A.

     "Existing Mortgages" shall mean the Mortgages (if any) which are listed on Exhibit "E", but, for purposes of this Agreement, shall not include any amendments or modifications thereof after the Effective Date.

     "Extension Threshold" shall mean, with respect to the most recent three (3) full Fiscal Years prior to the date in question, a dollar amount equal to ten and seventy-five hundredths percent (10.75%) of the average balance of the Adjusted Owner's Investment during such period of time.

     "FF&E" shall mean furniture, furnishings, fixtures, Soft Goods, Case Goods, signage and equipment at the Hotel (including, without limitation, facsimile machines, communication systems, audio-visual equipment, and all computer and other equipment needed for the reservation system and the property management system, and all other electronic systems needed for the Hotel, from time to time, as well as similar systems based on other technologies which may be developed in the future.

     "FF&E Estimate" shall have the meaning set forth in Section 8.02 C.

     "FF&E Reserve" shall have the meaning set forth in Section 8.02 A.

     "First Notice" shall have the meaning set forth in Section 6.02.

     "Fiscal Year" shall mean Management Company's Fiscal Year which now ends at midnight on the Friday closest to December 31 in each calendar year; the new Fiscal Year begins on the Saturday immediately following said Friday. Any partial Fiscal Year between the Effective Date and the commencement of the first full Fiscal Year, and any partial Fiscal Year between the end of the last full Fiscal Year and the Termination of this Agreement, shall constitute a separate Fiscal Year. If Management Company's Fiscal Year is changed in the future, appropriate adjustment to this Agreement's reporting and accounting procedures shall be made; provided, however, that no such change or adjustment shall alter the Term of this Agreement, or in any way reduce the distributions of Operating Profit or other payments due to Owner hereunder, or otherwise significantly and adversely affect Owner's rights or obligations under this Agreement.

     "Fixed Asset Supplies" shall mean supply items included within "Property and Equipment" under the Uniform System of Accounts, including linen, china, glassware, silver, uniforms, and similar items.

     "Force Majeure" shall mean acts of God, acts of war, civil disturbance, governmental action (including the revocation or refusal to grant licenses or permits, where such revocation or refusal is not due to the fault of the party whose performance is to be excused for reasons of Force Majeure), strikes, fire, unavoidable casualties or any other causes beyond the reasonable control of either party (excluding, however, (i) lack of financing, or (ii) general economic and/or market factors).

     "Foreclosure" shall mean any exercise of the remedies available to a Holder, upon a default under the Secured Loan held by such Holder, which results in a transfer of title to or possession of the Hotel. The term "Foreclosure" shall include, without limitation, any one or more of the following events, if they occur in connection with a default under a Secured Loan: (i) a transfer by judicial foreclosure; (ii) a transfer by deed in lieu of foreclosure; (iii) the appointment by a court of a receiver to assume possession of the Hotel; (iv) a transfer of either ownership or control of the Owner, by exercise of a stock pledge or otherwise; (v) if title to the Hotel is held by a tenant under a ground lease, an assignment of the tenant's interest in such ground lease; or
(vi) any similar judicial or non-judicial exercise of the remedies held by the Holder.

     "Foreclosure Date" shall mean the date on which title to or possession of the Hotel is transferred by means of a Foreclosure.

     "Future CC&R's" shall have the meaning set forth in Section 2.05 B.

     "GDP Deflator" shall mean the "Gross Domestic Product Implicit Price Deflator" issued from time to time by the United States Bureau of Economic Analysis of the Department of Commerce, or if the aforesaid GDP Deflator is not at such time so prepared and published, any comparable index selected by Owner and reasonably satisfactory to Management Company (a "Substitute Index") then prepared and published by an agency of the Government of the United States, appropriately adjusted for changes in the manner in which such index is prepared and/or year upon which such index is based. Any dispute regarding the selection of the Substitute Index or the adjustments to be made thereto shall be settled by arbitration in accordance with Section 20.13. Except as otherwise expressly stated herein, whenever a number or amount is required to be "adjusted by the GDP Deflator", or similar terminology, such adjustment shall be equal to the percentage increase or decrease (except that, for purposes of this Agreement, the GDP Deflator shall not be decreased below its level as of the Effective
Date) in the GDP Deflator which is issued for the month in which such adjustment is to be made (or, if the GDP Deflator for such month is not yet publicly available, the GDP Deflator for the most recent month for which the GDP Deflator is publicly available) as compared to the GDP Deflator which was issued for the month in which the Effective Date occurred.

     "Gross Revenues" shall mean all revenues and receipts of every kind derived from operating the Hotel and parts thereof, including, but not limited to: income (from both cash and credit transactions), before commissions and discounts for prompt or cash payments, from rental of rooms, stores, offices, meeting, exhibit or sales space of every kind; license, lease and concession fees and rentals (not including gross receipts of licensees, lessees and concessionaires); income from vending machines; health club membership fees; food and beverage sales; sales of merchandise (other than proceeds from the sale of FF&E no longer necessary to the operation of the Hotel, which shall be deposited in the FF&E Reserve as set forth in Section 8.02 D hereof); service charges, to the extent not distributed to the employees at the Hotel as, or in lieu of, gratuities; and proceeds, if any, from business interruption or other loss of income insurance; provided, however, that Gross Revenues shall not include the following: gratuities to Hotel employees; federal, state or municipal excise, sales, use or similar taxes collected directly from patrons or guests or included as part of the sales price of any goods or services; insurance proceeds (other than proceeds from business interruption or other loss of income insurance); condemnation proceeds (other than for a temporary taking); any proceeds from any Sale of the Hotel or from the refinancing of any debt encumbering the Hotel; proceeds from the disposition of FF&E no longer necessary for the operation of the Hotel; interest which accrues on amounts deposited in either the FF&E Reserve or any escrow accounts which are established in accordance with Section 13.01 C; or Cure Payments.

     "Hazardous Materials" shall mean any substance or material containing one or more of any of the following: "hazardous material", "hazardous waste", "hazardous substance", "regulated substance", "petroleum", "pollutant", "contaminant", or "asbestos", as such terms are defined in any applicable Environmental Law, in such concentration(s) or amount(s) as may impose clean-up, removal, monitoring or other responsibility under any applicable Environmental Law, or which may present a significant risk of harm to guests, invitees or employees of the Hotel.

     "Holder" shall mean any holder, from time to time, of any Secured Loan.

     "Hotel" shall mean that certain hotel currently known as the Atlanta Marriott Marquis Hotel located in Atlanta, Georgia, containing approximately 1,674 guestrooms which Owner owns at the location specified in Exhibit "A"; and shall include as appropriate to the context (i) the Site, and (ii) the improvements built thereon, and (iii) all FF&E, Fixed Asset Supplies and Inventories installed therein now or hereafter.

     "Hotel Retention" shall have the meaning set forth in Section 12.03 hereof.

     "Impositions" shall mean all real estate and personal property taxes, levies, assessments and similar charges (other than those which are specifically excluded pursuant to Section 13.01 B) including, without limitation, the following: all water, sewer or similar fees, rates, charges, excises or levies; license fees; permit fees; inspection fees and other authorization fees and other governmental charges of any kind or nature whatsoever, whether general or special, ordinary or extraordinary, foreseen or unforeseen, or hereinafter levied or assessed of every character (including all interest and penalties thereon), which at any time during or in respect of the Term of this Agreement may be assessed, levied, confirmed or imposed on Owner with respect to the Hotel or otherwise in respect of or be a lien upon the Hotel. Impositions shall not include any income or franchise taxes payable by Owner or Management Company. Impositions shall include any taxes, levies, assessments and similar charges which may be enacted by the applicable governmental authority in lieu of, or in complete or partial substitution for, Impositions.

     "Incentive Management Fee" shall mean the payments which shall be made to Management Company, as compensation (in addition to the Base Management Fee) to Management Company for its services under this Agreement, in the amount of twenty percent (20%) of the Available Cash Flow in each Fiscal Year (or portion thereof).

     "Initial Term" shall have the meaning set forth in Section 4.01.

     "Intellectual Property" shall mean: (i) all Software; and (ii) all manuals, brochures and directives issued by Management Company to its employees at the Hotel regarding the procedures and techniques to be used in operating the Hotel.

     "Interest Rate" shall mean an annual rate of interest equal to the Prime Rate (as adjusted from time to time) plus three hundred (300) basis points; provided, however, that in no event shall the Interest Rate exceed the maximum rate which is permitted under applicable Legal Requirements.

     "Inventories" shall mean "Inventories" as defined in the Uniform System of Accounts, such as provisions in storerooms, refrigerators, pantries and kitchens; beverages in wine cellars and bars; other merchandise intended for sale; fuel; mechanical supplies; stationery; and other expensed supplies and similar items.

     "Legal Requirement" shall mean any federal, state or local law, code, rule, ordinance, regulation or order of any governmental authority or agency having jurisdiction over the business or operation of the Hotel or the matters which are the subject of this Agreement, including, without limitation, the following:
(i) any building,  zoning or use laws,  ordinances,  regulations or orders;  and
(ii) Environmental Laws.

     "License" shall mean any license, permit, decree, act, order, authorization or other approval or instrument which is necessary in order to operate the Hotel in accordance with Legal Requirements and pursuant to the Marriott Standards and otherwise in accordance with this Agreement.

     "Litigation" shall mean: (i) any cause of action commenced in a federal, state or local court; or (ii) any claim brought before an administrative agency or body (for example, without limitation, employment discrimination claims).

     "Management Analysis Report" shall mean a narrative report on the state of business and affairs of the Hotel, prepared on an annual basis by Management Company and delivered to Owner at the time of the delivery of the Annual Operating Statement, which shall include a narrative description regarding the preceding Fiscal Year, of: (i) the Hotel's operating performance, including significant variations from the Annual Operating Budget; (ii) an analysis of any significant variation of the actual average daily rate and occupancy from what was set forth in the Annual Operating Budget; (iii) a review of the competitive hotel market; (iv) a description of any significant promotional or other marketing programs in which the Hotel participated, which were not included as part of the Annual Operating Budget for the preceding Fiscal Year; and (v) such other supplementary information as Owner or Management Company shall reasonably deem necessary to an understanding of the operation of the Hotel.

     "Management Company" shall have the meaning set forth in the Preamble.

     "Management Fees" shall mean the Base Management Fee plus the Incentive Management Fee.

     "Marriott" shall mean Marriott International, Inc., a Delaware corporation having an address at 10400 Fernwood Road, Bethesda, Maryland 20817.

     "Marriott Hotel System" shall mean the full-service hotel system managed by Marriott (or one or more of its Affiliates) which is, as of the Effective Date, operated under the trade name "Marriott Hotels, Resorts and Suites".

     "Marriott Standards" shall mean both the operational standards (for example, staffing, amenities offered to guests, advertising, etc.) and the physical standards (for example, the quality, condition, utility and age of the FF&E, etc.) of comparable full-service hotels in the Marriott Hotel System, as such operational and physical standards may fluctuate from time to time (provided, however, that the Marriott Standards shall in no event be lower than the operational and physical standards, as of the date in question, of comparable "quality segment" (as such term was being used as of the Effective
Date) full-service hotels in other full-service hotel systems).

     "Mortgage" shall mean any security instrument which encumbers the Site and/or the Hotel, including, without limitation, mortgages, deeds of trust, security deeds and similar instruments.

     "NGS" shall have the meaning set forth in subsection 8.02D.

     "Non-Disturbance Agreement" shall mean an agreement, in recordable form in the jurisdiction in which the Hotel is located, executed and delivered by a Holder (which agreement shall by its terms be binding upon all assignees of such Holder and upon all Subsequent Owners), for the benefit of Management Company, pursuant to which, in the event such Holder (or its assignee) or any Subsequent Owner comes into possession of or acquires title to the Hotel either at or following a Foreclosure, such Holder (and its assignees) and all Subsequent Owners shall (x) recognize Management Company's rights under this Agreement, and
(y) shall not name Management Company as a party in any Foreclosure action or proceeding, and (z) shall not disturb Management Company in its right to continue to manage the Hotel pursuant to this Agreement; provided, however, that at such time, (i) this Agreement has not expired or otherwise been earlier terminated in accordance with its terms, and (ii) there are no outstanding Events of Default by Management Company, and (iii) no material event has occurred and no material condition exists which, after notice or the passage of time or both, would entitle Owner to terminate this Agreement (excluding events which would constitute an Event of Default, which are to be governed exclusively by clause (ii) hereof).

     "Opening Date" shall mean July 1, 1985.

     "Operating Accounts" shall have the meaning set forth in Section 9.02.

     "Operating Loss" shall mean a negative Operating Profit.

     "Operating Profit" shall mean the excess of Gross Revenues over the following deductions ("Deductions") incurred by Management Company in operating the Hotel:

     1. The cost of sales including salaries, wages, employee benefits, Employee Claims (except to the extent specifically set forth to the contrary in Section
14.01 C or D), payroll taxes and other costs related to Hotel employees;

     2. Departmental expenses; administrative and general expenses; the cost of Hotel advertising and business promotion; the cost of heat, light, power and water; and the cost of routine repairs, maintenance and minor alterations which are treated as Deductions under Section 8.01;

     3. The cost of Inventories and Fixed Asset Supplies consumed in the operation of the Hotel;

     4. A reasonable reserve for uncollectible accounts receivable as determined by Management Company;

     5. All  reasonable  costs and fees of  independent  professionals  or other third parties who are retained by Management Company to perform services required or permitted hereunder; provided that Management Company will notify Owner at least thirty (30) days in advance of any proposed expenditure under this paragraph 5 which is in excess of Fifty Thousand Dollars ($50,000) (to be adjusted by the GDP Deflator) and which was not specifically identified in the Annual Operating Budget, and Management Company shall consider in good faith any comments which Owner may have with respect to such proposed expenditure; and provided, further, that if such expenditure involves immediately-needed repair work to the Hotel or if immediate action is otherwise required, the above-described requirement regarding thirty (30) days' prior notice shall be modified to require whatever notice period is reasonable under the circumstances;

     6. The reasonable cost and expense of technical consultants and operational experts who are employees of Management Company or one of its Affiliates, and who perform specialized services in connection with non-routine Hotel work; provided, however, that the costs and expenses so incurred shall only be Deductions to the extent such costs and expenses are reasonable and competitively priced, as compared to similar work done by outside consultants or experts; and provided, further, that Management Company will notify Owner at least thirty (30) days in advance of any proposed expenditure under this paragraph 6 which is in excess of Fifty Thousand Dollars ($50,000) (to be adjusted by the GDP Deflator) and which was not specifically identified in the Annual Operating Budget, and Management Company shall consider in good faith any comments which Owner may have with respect to such proposed expenditure; and provided, further, that if such expenditure involves immediately-needed repair work to the Hotel or if immediate action is otherwise required, the above-described requirement regarding thirty (30) days' prior notice shall be modified to require whatever notice period is reasonable under the circumstances;

     7. The Base Management Fee (unless, and to the extent that, Management Company has elected to waive its Base Management Fee in accordance with Section
4.03 B);

     8. The Hotel's pro rata share of costs and expenses incurred by Management Company (or its Affiliates) in providing Chain Services;

     9. The Hotel's pro rata share of costs and expenses incurred in connection with sales, advertising and/or promotional programs developed for or within the Marriott Hotel System, such as (without limitation) the Marriott Rewards Program, where such costs and expenses are not deducted as either departmental expenses under paragraph 2 above or as Chain Services under paragraph 8 above;

     10. Insurance costs and expenses as provided in Section 12.04 B;

     11. License fees and taxes, if any, payable by or assessed against Management Company related to this Agreement or to Management Company's operation of the Hotel (exclusive of Management Company's income taxes or franchise taxes) and all Impositions assessed against the Hotel;

     12. Amounts which are transferred into the FF&E Reserve in accordance with the provisions of Section 8.02;

     13. Lease payments pursuant to leases of Telephones and Miscellaneous Equipment;

     14. The reimbursement to Owner of the amount of any Owner Deductions; and

     15. Such other costs and expenses incurred by Management Company or its Affiliates (not including the costs and expenses of providing the Central Office Services) as are specifically provided for elsewhere in this Agreement or are otherwise reasonably necessary for the proper and efficient operation of the Hotel (including, without limitation, the costs and expenses of all functions described in Section 2.03, to the extent such costs and expenses are not already treated as Deductions elsewhere in this definition of Operating Profit, unless, and to the extent that, any such costs and expenses are specifically stated not to be Deductions under any provision of this Agreement).

     The term "Deductions" shall not include debt service payments pursuant to any Secured Loan, which shall be paid by Owner from its own funds, and not from Gross Revenues nor from the FF&E Reserve. In no event shall the costs or expenses of providing the Central Office Services be treated as Deductions, or otherwise be reimbursed out of Gross Revenues; it being the intent of the parties that all such costs and expenses are to be paid by Management Company (or its Affiliates) from its own funds.

     "Owner" shall have the meaning set forth in the Preamble. Subject to compliance with Articles XVIII and XIX of this Agreement, the term "Owner" shall include all successors and assigns of the entity identified as the "Owner" in the Preamble.

     "Owner Deductions" shall mean amounts paid by Owner with respect to: (i) premiums for the insurance policies described in Section 12.05; (ii) reasonable costs of any negotiations or Litigation with respect to any contest of Impositions, as described in Section 13.01 A; or (iii) fees and expenses of technical consultants and operational experts which are retained by Owner, with the approval of Management Company, to give advice with respect to the operation of the Hotel. The amount of any Owner Deductions paid by Owner shall be reimbursed to Owner (as a Deduction) in the Fiscal Year in which they were paid.

     "Owner's Distribution" shall mean, with respect to each Fiscal Year or portion thereof during the Term, Operating Profit less any Incentive Management Fee due to Management Company.

     "Owner=s Implied Initial Cost" shall mean two hundred seventy-six million dollars ($276,000,000).

     "Owner's Investment" shall mean as of any given point in time during the Term, the sum total of: (i) the Owners Implied Initial Cost; plus (ii) any Additional Invested Capital expended by Owner subsequent to the Effective Date; provided that each expenditure of Additional Invested Capital shall be added to the Owner's Investment (with respect to the Fiscal Year or Fiscal Years during which such expenditure(s) occurred) on a pro rata basis, beginning with the first full Accounting Period after such expenditures occurred, and thereafter over the remainder of the current Fiscal Year.

     "Owner's Priority" shall mean, with respect to each Fiscal Year (prorated for any partial Fiscal Years) during the Term of this Agreement, a dollar amount equal to ten and seventy five hundredths percent (10.75%) of Owner=s Investment for the Fiscal Year. As of the Effective Date, the Owner=s Priority is twenty-nine million six hundred seventy thousand dollars ($29,670,000).

     "Performance Termination Threshold" shall mean, with respect to each full Fiscal Year during the Term of this Agreement, a dollar amount equal to eight percent (8%) of Owner's Investment.

     "Portman" means John C. Portman, Jr.

     "Portman Properties" means Portman d/b/a Portman Properties, a sole proprietorship.

     "Post-Foreclosure  Decision  Date"  shall  have the  meaning  set  forth in
Section 6.06.

     "Prime Rate" shall mean the "prime rate" as published in the "Money Rates" section of The Wall Street Journal; however, if such rate is, at any time during the Term, no longer so published, the term "Prime Rate" shall mean the average of the prime interest rates which are announced, from time to time, by the three
(3) largest banks (by assets) headquartered in the United States which publish a "prime rate."

     "Prior Management Agreement" shall have the meaning set forth in Recital B.

     "Proprietary Marks" shall mean all trademarks, trade names, symbols, logos, slogans, designs, insignia, emblems, devices, service marks and distinctive designs of buildings and signs, or combinations thereof, which are used to identify hotels in the Marriott Hotel System. The term "Proprietary Marks" shall also include all trade names, trademarks, symbols, logos, designs, etc. which are used in connection with the operation of the Hotel during the Term (such as, without limitation, the names of the restaurants and lounges). The term "Proprietary Marks" shall include all present and future Proprietary Marks, whether they are now or hereafter owned by Management Company or one of its Affiliates, and whether or not they are registered under the laws of the United States or any other country. The names "Marriott", "Marriott Hotels" and
"Marriott Resorts", and any of the foregoing used in conjunction with other words or names, are examples of Proprietary Marks. Notwithstanding the foregoing, those trade names, trademarks, symbols, logos, designs, etc., which are specifically set forth on Exhibit "F" hereto shall be deemed to be "Proprietary Marks" only for so long as this Agreement is in effect, and such Proprietary Marks shall revert to the exclusive control of Owner as of the date of Termination.

     "Proprietary Signage" shall mean any signage used in connection with the Hotel (including both interior and exterior signage, and including billboards and other signage not located on the Site) which contains one or more
Proprietary Marks; any signage which contains the word "Marriott" shall automatically be deemed to be Proprietary Signage.

     "Prospectus" shall have the meaning set forth in Section 20.05.

     "Qualified Lender" shall mean any Holder, from time to time, of any Qualified Loan with respect to which Management Company has received a written notice (pursuant to Section 20.09 of this Agreement) stating: (i) the name and address of such Holder; and (ii) that such Holder is a "Qualified Lender" pursuant to the terms of this Agreement.

     "Qualified Loan" shall mean any Secured Loan in which the initial principal amount, as of the date such Secured Loan is incurred, when added to the current principal balance of all existing Secured Loans as of that date, is less than or equal to the greater of the following:

     (i) Seventy percent (70%) of Owner's Investment; or

     (ii) the result obtained by (a) dividing the Operating Profit for the thirteen (13) most recent full Accounting Periods by the Coverage Ratio; then,
(b) multiplying the result of clause (a) by the Capitalization Multiple; or

     (iii) the existing balance of any Secured Loans encumbering the Hotel immediately prior to the date of the incurrence of such Qualified Loan, plus commercially reasonable Transaction Costs associated with such refinancing up to an amount equal to four percent (4%) of the principal amount of such Qualified Loan.

     In addition, regardless of whether or not the above test set forth in clauses (i), (ii) and (iii) is satisfied, (a) the existing (as of the Effective
Date) balance of any Secured Loan which is secured by an Existing Mortgage shall be deemed to be a "Qualified Loan"; and (b) any Secured Loan which is secured by a Mortgage and with respect to which Management Company, in it sole discretion, shall have given its written approval shall be deemed to be a "Qualified Loan" (provided that an approval by Management Company that a given Secured Loan shall be deemed to be a Qualified Loan hereunder shall only apply to the specific hotel or hotels which are described in such approval, and shall not be deemed to be an approval with respect to other hotels, regardless of whether such Secured Loan by its terms permits the substitution or addition of such other hotels as security for such Secured Loan).

     "Renewal Term" shall have the meaning set forth in Section 4.01 A.

     "Required Capital Expenditures" shall have the meaning set forth in Section
8.03 A.

     "Revenue Data Publication" shall mean Smith=s STAR Report, a monthly publication distributed by Smith Travel Research, Inc. of Gallatin, Tennessee, or an alternative source, reasonably satisfactory to both parties, of data regarding the Revenue Per Room of hotels in the general trade area of the Hotel. The "competitive set" for the Hotel shall be determined (with periodic adjustments) by Management Company, subject to Owner=s approval (such approval not to be unreasonably withheld). If such Smith=s STAR Report is discontinued in the future, or ceases (in the reasonable opinion of either Owner or Management Company) to be a satisfactory source of data regarding the Revenue Per Room of various hotels in the general trade area of the Hotel, Management Company shall select an alternative source, subject to Owner=s approval (such approval not to be unreasonably withheld). If the parties fail to agree on either such competitive set or such alternative source, as the case may be, within a reasonable period of time, the matter shall be resolved by arbitration pursuant to Section 20.13.

     "Revenue Index" shall mean that fraction which is equal to (a) the Revenue Per Room for the Hotel, divided by (b) the average Revenue Per Room for the hotels in the Hotel=s competitive set (including the Hotel), as set forth in the Revenue Data Publication. Appropriate adjustments shall be made in the event of a major renovation of the Hotel.

     "Revenue Index Threshold" shall mean the fraction equal to ninety-five (95) divided by one hundred (100), or .95 as a decimal. However, if the entry of a new hotel into the Hotel=s competitive set (or the removal of a hotel from such competitive set) causes significant variations in the Revenue Index which do not reflect the Hotel=s true position in the relevant market, appropriate adjustments shall be made to the Revenue Index Threshold by mutual consent of Owner and Management Company (neither such consent to be unreasonably withheld).

     "Revenue Per Room" shall mean (i) the term "revenue per room" as defined by the Revenue Data Publication; or (ii) if the Revenue Data Publication is no longer being used (as more particularly set forth in the definition of "Revenue Data Publication"), the aggregate gross room revenues of the hotel in question for a given period of time divided by the total room nights for such period. If clause (ii) of the preceding sentence is being used, a "room" shall be a hotel guestroom which is keyed as a single unit, and shall include rooms which are temporarily unavailable due to (i) maintenance, or (ii) ongoing renovation work.

     "ROI Capital Expenditures" shall mean such Capital Expenditures as are required, in Management Company=s reasonable judgment, to keep the Hotel in a competitive, efficient and economical operating condition (which Management Company shall substantiate by demonstrating a reasonable return on the proposed investment to be made by Owner), in accordance with the Marriott Standards; provided that the term "ROI Capital Expenditures" shall in no event include expenditures which are within the definition of Required Capital Expenditures.

     "Sale of the Hotel" shall mean any sale, assignment, transfer or other disposition, for value or otherwise, voluntary or involuntary, of Owner's title to the Hotel or the Site (either fee or leasehold title, as the case may be), but shall not include a collateral assignment intended to provide security for a loan. For purposes of this Agreement, a "Sale of the Hotel" shall also include a lease (or sublease) of the entire Hotel or Site. The phrase "Sale of the Hotel" shall also include any sale, transfer, or other disposition, for value or otherwise, in a single transaction or a series of related transactions, of the controlling interest in Owner. If Owner is a corporation, the phrase "controlling interest" shall mean the right to exercise, directly or indirectly, fifty percent (50%) or more of the voting rights attributable to the shares of Owner (through ownership of such shares or by contract). If Owner is not a corporation, the phrase "controlling interest" shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of Owner. Notwithstanding the foregoing, the term "Sale of the Hotel" shall not include any sale, assignment, transfer or other disposition of the Hotel or the Site by Owner to an Affiliate of Owner.

     "Sale/Leaseback Transaction" shall have the meaning set forth in Section 6.09.

     "Second Notice" shall have the meaning set forth in Section 6.02.

     "Secured Loan" shall mean and include (a) any indebtedness secured by a Mortgage encumbering the Hotel or all or any part of Owner's interest therein; and (b) all amendments, modifications, supplements and extensions of any such Mortgage.

     "Secured Loan Acceleration" shall mean the acceleration of the indebtedness incurred pursuant to any Secured Loan, as a result of a default under the terms and conditions of such Secured Loan.

     "Seller" shall have the meaning set forth in Section 6.09.

     "Settlement Threshold Amount" shall mean the greater of (i) One Hundred Thousand Dollars ($100,000) (as adjusted by the GDP Deflator); or (ii) a dollar amount (to be re-determined whenever reasonably necessary) equal to the highest amount paid in a representative sampling of Employee Claims which have been settled within the preceding twelve (12) months, where each of such settlements can be reasonably characterized as being (i) within the normal course of business at the Hotel, and (ii) within the range of similar settlements at other hotels comparable to the Hotel. Any dispute between the parties as to the appropriate amount under clause (ii) of the preceding sentence shall be submitted to arbitration under Section 20.13.

     "Site" shall mean the parcel or parcels of land described in Exhibit "A" attached hereto.

     "Soft Goods" shall mean all fabric, textile and flexible plastic products (not including items which are classified as "Fixed Asset Supplies" under the Uniform System of Accounts) which are used in furnishing the Hotel, including, without limitation: carpeting, drapes, bedspreads, wall and floor coverings, mats, shower curtains and similar items.

     "Software" shall mean all computer software and accompanying documentation (including all future upgrades, enhancements, additions, substitutions and modifications thereof), other than computer software which is commercially available, which are used by Management Company in connection with the property management system, the reservation system and all future electronic systems developed by Management Company for use in the Hotel.

     "Subsequent Owner" shall mean any individual or entity which acquires title to or possession of the Hotel at or through a Foreclosure.

     "Telephones and Miscellaneous Equipment" shall mean the following equipment used in the Hotel and all ancillary equipment: (i) telephones; (ii) miscellaneous office equipment such as copiers, postage meters, etc.; (iii) television sets; and (iv) audio-visual equipment.

     "Term" shall mean the Initial Term plus all Renewal Terms.

     "Termination" shall mean the expiration or sooner cessation of this Agreement.

     "Transaction Costs" shall mean, with respect to the incurring of any Secured Loan, all normal transaction costs (to the extent actually incurred) including, without limitation, the following: state and local transfer taxes; escrow fees; recording costs; Mortgage recording taxes; costs of any survey; reasonable fees of the Holder's outside attorneys and accountants; appraisal fees; title insurance premiums; financing costs (including "points"); reasonable attorneys' fees of Owner in connection with such Secured Loan; environmental inspection, testing and reporting fees; and brokerage commissions (provided that no such brokerage commissions shall be recognized as "Transaction Costs" hereunder if they are made to a person or entity affiliated with Owner, to the extent (if any) that such payments exceed the normal customary amounts).

     "Uniform System of Accounts" shall mean the Uniform System of Accounts for Hotels, Eighth Revised Edition, 1986, as published by the Hotel Association of New York City, Inc.

     "Working Capital" shall mean assets which are used in the day-to-day operation of the Hotel's business, including, without limitation, amounts kept in petty cash funds, amounts deposited in operating bank accounts, receivables, prepaid expenses and funds expended to purchase Inventories, less accounts payable and accrued current liabilities.

                                END OF ARTICLE I




                                   ARTICLE II
                        APPOINTMENT OF MANAGEMENT COMPANY


     2.01 Appointment

     Owner hereby appoints and employs Management Company as an independent contractor and will appoint no other entity or person to supervise, direct and control the management and operation of the Hotel for the Term provided in
Article IV. Management Company accepts said appointment and agrees to manage the Hotel during the Term of this Agreement in accordance with the terms and conditions hereinafter set forth. The performance of all activities by Management Company hereunder shall be for the account of Owner.

     2.02 Delegation of Authority

     Except as otherwise specifically set forth in this Agreement, Hotel operations shall be under the exclusive supervision and control of Management Company which, except as otherwise specifically provided in this Agreement, shall be responsible for the proper and efficient operation of the Hotel.
Management Company shall have discretion and control, free from interference, interruption or disturbance, but in all respects subject to the provisions of this Agreement, in all matters relating to management and operation of the Hotel, including, without limitation, the following: charges for rooms and commercial space; credit policies; food and beverage services; employment policies; granting of leases, licenses and concessions for shops and agencies within the Hotel (provided that the term of any such lease, license or concession shall not exceed the Term of this Agreement; and provided further that Owner's consent shall be required prior to the execution by Management Company of any such lease, license or concession which (i) has a term of more than five (5) years, or (ii) involves more than one thousand (1,000) square feet of space within the Hotel); receipt, holding and disbursement of funds; maintenance of bank accounts; procurement of Inventories, supplies and services; promotion and publicity; and, generally, all activities necessary for operation of the Hotel.

     2.03 Operational Standards

     In accordance with the Marriott Standards and the other terms of this Agreement, Management Company shall, in connection with the Hotel, perform each of the following functions (provided that in all cases, except as otherwise specifically set forth in this Agreement, the costs and expenses of performing such functions shall be Deductions):

     A. Obtain and keep in full force and effect, either in its own name on behalf of Owner or in Owner's name, as may be required by the Legal Requirements, any and all Licenses necessary for the operation of the Hotel, to the extent the same is within the control of Management Company (or, if same is not within the control of Management Company, Management Company shall use all due diligence and reasonable efforts to obtain and keep same in full force and effect).

     B. Recruit, employ, supervise, direct and (when appropriate) discharge all of the employees at the Hotel.

     C. Establish and revise, as necessary, administrative policies and procedures, including policies and procedures for the control of revenue and expenditures, for the purchasing of supplies and services, for the control of credit, and for the scheduling of maintenance, and verify that the foregoing procedures are operating in a sound manner.

     D. Plan, execute, and supervise repairs and maintenance at the Hotel.

     E. Procure (on behalf of Owner) all Fixed Asset Supplies and Inventories.

     F. Maintain the Operating Accounts.

     G. Prepare and deliver Accounting Period Statements, Annual Operating Statements, Annual Operating Budgets, Building Estimates, FF&E Estimates, and such other budgets and reports as are required by this Agreement.

     H. Establish prices, rates and charges for services provided in the Hotel, including room rates. I. On behalf of Owner, negotiate and enter into leases, concessions and licenses for shops and other facilities within the Hotel; provided, however, that notwithstanding any provision in this Agreement to the contrary, Management Company shall not enter into any leases, licenses or concessions for shops or other facilities or agencies at the Hotel for any "non-hotel use" (which shall be defined as any use which is not ultimately for the benefit of the hotel guest; permitting third parties to install cellular telephone and/or other telecommunications antennas at the Hotel (other than to service Hotel equipment) or entering into any lease, license or concession relating to conducting time-share activities are examples of "non-hotel uses") without the prior written consent of Owner, which consent may be withheld in Owner=s sole discretion.

     J. Administer the leases, concessions and licenses for shops and other facilities within the Hotel (whether entered into pursuant to subsection I, above, or otherwise).

     K. Provide the Central Office Services and the Chain Services.

     L. Provide, or cause to be provided, risk management services relating to the types of insurance required to be obtained or provided by Management Company under this Agreement, provided that the costs and expenses of providing such services are to be paid as described in Section 12.04 B.

     M. Reasonably cooperate with Owner concerning (i) disputes with any Holder regarding the Hotel, (ii) contests of Impositions and Legal Requirements, and
(iii) adjustments of insurance claims and condemnation awards involving the Hotel.

     N. Reasonably cooperate (provided that Management Company shall not, except as otherwise specifically set forth in Section 6.01, be obligated to enter into any amendments of this Agreement) with Owner in any attempt(s) by Owner to effectuate a Sale of the Hotel (provided that nothing herein shall affect the provisions of Section 20.05), or to obtain any Secured Loan. Such cooperation shall include, without limitation: (i) answering any reasonable questions by prospective purchasers and Holders; (ii) preparing lists and schedules of leases, concessions, FF&E, Fixed Asset Supplies, Inventories, and similar items; and (iii) making such certifications and representations to Owner, to such purchasers and to such Holders, regarding the Hotel and the operation thereof, as Owner may reasonably request (taking into account the extent of Management Company's control and responsibility provided for hereunder). Owner shall promptly reimburse Management Company, from its own funds and not as a Deduction, for the reasonable costs and expenses incurred by Management Company in connection with any actions necessary to comply with the requirements of this
Section 2.03 N, provided that such actions are not otherwise required under other provisions of this Agreement.

     O. Arrange for and supervise public relations and advertising, and prepare annual marketing plans.

     P. Endeavor to manage the timing of expenditures to replenish Inventories, Fixed Asset Supplies, payments on accounts payable and collections of accounts receivable, so as to avoid or minimize any cash deficits with respect to Hotel operations, which deficits would otherwise require additional funding of Working Capital by Owner.

     Q. Comply with all provisions in any Existing Mortgages which are by their terms applicable to the operation of the Hotel; provided, however, that all practices and procedures used by Management Company in the operation of the Hotel as of the Effective Date shall be deemed to be in compliance with all Existing Mortgages; but provided further, that if any Holder under an Existing Mortgage shall, from time to time, notify Management Company that it has determined that certain practices and procedures which are used by Management Company in the operation of the Hotel are not in compliance with the provisions of such Existing Mortgage (as the case may be), Management Company shall promptly alter such practices and procedures to ensure such compliance; and provided further, that if such compliance would require work by Management Company which is beyond the normal course of Hotel operations, or would impose additional financial burdens on the Hotel which are beyond the normal course of Hotel operations, Owner (from its own funds, not as a Deduction) shall compensate Management Company for such work and such additional burdens.

     2.04 Limitations on Authority

     Notwithstanding anything in Section 2.02 or elsewhere in this Agreement to the contrary (unless otherwise stated in this Section 2.04), and in addition to the various other provisions of this Agreement which prohibit Management Company from taking certain actions or which allow certain actions only if Owner's consent thereto has been obtained, Management Company shall not, without the prior written approval of Owner, which approval Owner may withhold in its sole discretion, perform any of the following actions in connection with the Hotel and on behalf of or burdening Owner:

     1. Acquiring any land or interest therein;

     2. Acquiring any capital assets or interest therein except (i) items in the approved Building Estimate, and (ii) FF&E, Fixed Asset Supplies and Inventories (to the extent the same constitute capital assets) in the ordinary course of business as expressly provided for in this Agreement;

     3. Financing, refinancing or mortgaging of any portion of the Hotel or the revenue due to Owner therefrom;

     4. Selling (other than dispositions of FF&E, Fixed Asset Supplies and Inventories in the ordinary course of business as expressly provided for in this Agreement), leasing (other than as expressly provided for in this Agreement), or other transferring of, or the pledging or placing of any lien or encumbrance on, any part of the Hotel;

     5. In the event of a total or partial condemnation, consenting to any award or participating in any condemnation proceeding, except as expressly provided for in this Agreement;

     6. Entering into, modifying or terminating any lease, concession or license, except to the extent permitted under Section 2.02;

     7. Adjusting any claim or settling any Litigation which (a) is not covered by any of the insurance policies described in Article XII and is not an Employee Claim, and which would result in a Deduction or payment in excess of Five Hundred Thousand Dollars ($500,000) in any Fiscal Year, as adjusted by the GDP Deflator, or (b) would impose on Owner any material liability or obligation other than the payment of money, or would require Owner to make any material admission; or

     8. Adjusting any claim, under the applicable property insurance policies, regarding injury or damage to the Hotel or its contents, where the estimated cost of restoration is in excess of One Million Dollars ($1,000,000), as adjusted by the GDP Deflator.

     2.05 Covenants, Conditions or Restrictions

     A. As of the Effective Date, there are existing covenants, conditions, restrictions and/or agreements, including reciprocal easements or cost-sharing arrangements (all of the foregoing types of encumbrances on the Hotel, or agreements relating to the Hotel, whether existing as of the Effective Date or not, shall be collectively referred to as "CC&R's"; those CC&R's which are in existence as of the Effective Date, and which are referenced in the title insurance policy, a copy of which is attached hereto as Exhibit "G", shall be referred to in this Agreement as "Existing CC&R's"). Management Company hereby gives its consent to all Existing CC&R's. All costs, expenses and charges which are imposed on the Hotel under the Existing CC&R's shall be paid from Gross Revenues as Deductions; provided, however, that any such costs, expenses or changes which are treated under generally-accepted accounting principles as "capital expenditures" (for example, building a common roadway) shall be treated as expenditures under Section 8.03 for purposes of this Agreement.

     B. CC&R's which are entered into, or become encumbrances on the Hotel and/or the Site, after the Effective Date shall be referred to in this Agreement as "Future CC&R's." Owner agrees that it will give Management Company written notice of its intention to execute any Future CC&R's, such notice to be reasonably in advance of the execution thereof. Owner covenants that, during the Term of this Agreement, there will not be (unless Management Company has given its prior written consent thereto) any Future CC&R's affecting the Site or the
Hotel: (i) which purport to impose any material financial obligations on the Hotel; (ii) which would prohibit or limit Management Company from operating the Hotel, including cocktail lounges, restaurants and other facilities customarily a part of or related to a first-class hotel, in accordance with the Marriott Standards; or (iii) which would allow Hotel facilities (for example, parking spaces) to be used by persons other than guests, invitees or employees of the Hotel.

     C. All financial obligations imposed on Owner or on Management Company or on the Hotel pursuant to any Future CC&R's shall be paid by Owner from its own funds, and not from Gross Revenues or from the FF&E Reserve, unless Management Company has given its prior written consent to such Future CC&R's. Management Company agrees that it will not unreasonably withhold its consent to any such Future CC&R's; provided, however, that Management Company shall be entitled to withhold its consent in its discretion if a proposed Future CC&R would have a material impact on the operation of the Hotel, as described in clauses (i), (ii) or (iii) of Section 2.05 B.

     2.06 Licenses and Permits

     Owner agrees that, upon request by Management Company, it will sign promptly and without charge applications for Licenses necessary for operation of the Hotel.

                                END OF ARTICLE II




                                   ARTICLE III
                                      HOTEL


     3.01 Ownership of Hotel

     A. Owner hereby represents that: (i) it has no reason to believe that title to the Site and the Hotel is other than as set forth in the title policy, a copy of which is attached as Exhibit "G" hereto; and (ii) that it has purchased title insurance with regard to such title, as described in said Exhibit "G". Owner hereby covenants that, throughout the Term of this Agreement, it will not change the status of title to the Site from that which is in existence as of the Effective Date (as described on Exhibit "G" hereto), except that Owner shall have the right either (i) to effectuate a Sale of the Hotel in accordance with
Article XIX, or (ii) to encumber the Site and the Hotel with the following:

     1. Mortgages which are given to secure any one or more Qualified Loans;

     2. Liens for Impositions or other public charges not yet due or which are being contested in good faith; and

     3. Easements or other encumbrances (not including those described in subsection 1 or 2 above) which do not adversely affect the operation of the Hotel by Management Company and which are not prohibited pursuant to Section
2.05 B of this Agreement.

                               END OF ARTICLE III




                                   ARTICLE IV
                                      TERM


     4.01 Term

     A. The initial term ("Initial Term") of this Agreement shall commence with the Effective Date and, unless sooner terminated as herein provided, shall continue until the expiration of the twenty-fifth (25th) full Fiscal Year after the Opening Date. The Term shall thereafter be automatically renewed for five successive renewal terms of ten (10) full Fiscal Years each (each such ten (10) year period bring defined as a "Renewal Term"), unless either: (i) Management Company, at its option, notifies Owner, in accordance with Section 20.09, at any time within the period of eighteen (18) months prior to the expiration of the Initial Term of its intention not to renew; or (ii) Management Company has committed an Event of Default, and has been notified by Owner of such Event of Default, under Article XVI of this Agreement, as of the date of such renewal; or
(iii) the average annual Operating Profit, computed with respect to the most recent three (3) full Fiscal Years prior to the date of such renewal, does not equal or exceed the Extension Threshold calculated for the same period of time.

     B. If Management Company so notifies Owner of its intention not to renew pursuant to Section 4.01 A, Management Company shall continue to manage the Hotel pursuant to this Agreement until the termination date set forth in such notice, provided that such termination date shall be: (i) no less than twelve
(12) months after the date of such notice, and (ii) in no event earlier than the expiration date of the Initial Term. Such termination date may be after the expiration of the Initial Term, provided that the requirements of the preceding sentence are satisfied. However, if Management Company has so notified Owner of its intention not to renew, Owner may, at its option, by written notice to Management Company at least ninety (90) days prior to the date on which Owner desires Termination to occur, reduce the period of time prior to Termination to any shorter period of time which Owner desires, provided that such shorter period of time shall be at least the greater of: (a) ninety (90) days (beginning as of the date of such notice from Owner), or (b) the minimum period (the "Minimum Period") of time which Management Company reasonably decides is prudent, given the requirements of the applicable Employment Laws regarding employee discharges. If the Term of this Agreement is not renewed pursuant to clause (iii) of Section 4.01 A (as opposed to clause (i) or (ii) thereof), the Term shall be automatically extended for the Minimum Period (despite such non-renewal). In no event shall the fact that Management Company may, pursuant to either of the two (2) preceding sentences, be managing the Hotel after the expiration of the Initial Term be construed as an election by Management Company to renew the Term, if Management Company has elected (in accordance with this Section 4.01) not to so renew.

     4.02 Actions to be Taken Upon Termination

     Upon a Termination of this Agreement, the following shall be applicable:

     A. Management Company shall, within sixty (60) days after Termination of this Agreement, prepare and deliver to Owner a final accounting statement with respect to the Hotel, as more particularly described in Section 9.01 hereof, along with a statement of any sums due from Owner to Management Company pursuant hereto, dated as of the date of Termination. Within thirty (30) days after the receipt by Owner of such final accounting statement, the parties will make whatever cash adjustments are necessary pursuant to such final statement. The cost of preparing such final accounting statement shall be a Deduction, unless the Termination occurs as a result of an Event of Default by either party, in which case the defaulting party shall pay such cost. Management Company and Owner acknowledge that there may be certain adjustments for which the necessary information will not be available at the time of such final accounting, and the parties agree to readjust such amounts and make the necessary cash adjustments when such information becomes available; provided, however, that (unless there are ongoing disputes of which each party has received notice) all accounts shall be deemed final as of one hundred eighty (180) days after such Termination.

     B. As of the date of the final accounting referred to in subsection A above, Management Company shall release and transfer to Owner any of Owner's funds which are held or controlled by Management Company with respect to the Hotel, with the exception of funds to be held in escrow pursuant to Section
12.04 and Section 14.01 F. During the period between the date of Termination and the date of such final accounting, Management Company shall pay (or reserve against) all Deductions which accrued (but were not paid) prior to the date of Termination, using for such purpose any Gross Revenues which accrued prior to the date of Termination.

     C. Management Company shall make available to Owner such books and records respecting the Hotel (including those from prior years, subject to Management Company's reasonable records retention policies) as will be needed by Owner to prepare the accounting statements, in accordance with the Uniform System of Accounts, for the Hotel for the year in which the Termination occurs and for any subsequent year. Such books and records shall not include: (i) employee records which must remain confidential either under Legal Requirements or under reasonable chain-wide corporate policies of Management Company; or (ii) any Intellectual Property.

     D. Management Company shall (to the extent permitted by Legal Requirements) assign to Owner, or to any other manager employed by Owner to operate and manage the Hotel, all operating Licenses for the Hotel which have been issued in Management Company's name; provided that if Management Company has expended any of its own funds in the acquisition of any of such Licenses, Owner shall reimburse Management Company therefor if it has not done so already.

     E. All Proprietary Signage shall be removed by Management Company from the Hotel and from the Site (and from any locations other than the Site). The cost of such removal shall be a Deduction, unless the Termination occurs either: (i) as a result of an Event of Default by either party, in which case the defaulting party shall pay the cost of such removal from its own funds, and not as a Deduction; or (ii) as a result of Management Company's election not to renew the Term, as of the expiration of either the Initial Term or any Renewal Term (as the case may be), in which case Management Company shall pay the cost of such removal from its own funds, and not as a Deduction.

     F. Various other actions shall be taken, as described in this Agreement, including, but not limited to, the actions described in Sections 7.01, 8.02 B, 10.02, 10.03, 10.04, 12.04 B, and 14.01 F.

     G. Management Company shall cooperate with the new operator of the Hotel as to effect a smooth transition and shall peacefully vacate and surrender the Hotel to Owner.

     The provisions of this Section 4.02 shall survive any Termination.

     4.03 Performance Termination

     A. Subject to the provisions of Section 4.03 B below, Owner shall have the option to terminate this Agreement if:

     1. With respect to any two (2) consecutive Fiscal Years (not including any period of time prior to the third (3rd) anniversary of the Effective Date), Operating Profit, for each of such two (2) Fiscal Years is less than the Performance Termination Threshold; and

     2. The Revenue Index of the Hotel during each of such two (2) consecutive Fiscal Years is less than the Revenue Index Threshold (provided, however, that if Management Company elects under Section 4.03 B to avoid Termination by making a Cure Payment, this subclause (2) of Section 4.03 A shall be deemed to be deleted from this Agreement with respect to any subsequent election by Owner to terminate this Agreement pursuant to Section 4.03 A); and

     3. The fact that the  Hotel is not  meeting  the test set forth in  Section
4.03 A(1) is not the result of either (x) Force Majeure or (y) any major renovation of the Hotel.

     Such option to terminate shall be exercised by serving written notice thereof on Management Company no later than sixty (60) days after the receipt by Owner of the annual accounting under Section 9.01 hereof for the second (2nd) of the two (2) Fiscal Years referred to in Section 4.03 A(1). If Management Company does not elect to avoid such Termination pursuant to Section 4.03 B below, this Agreement shall terminate as of the end of the fourth (4th) full Accounting Period following the date on which Management Company receives Owner's written notice of its intent to terminate this Agreement; provided that such period of time shall be extended as required by applicable Legal Requirements pertaining to the termination of the employment of the employees at the Hotel. Owner's failure to exercise its right to terminate this Agreement pursuant to Section
4.03 A with respect to any given Fiscal Year shall not be deemed an estoppel or waiver of Owner's right to terminate this Agreement with respect to subsequent Fiscal Years to which this Section 4.03 A may apply.

     B. Upon receipt of a written notice of Termination sent by Owner to Management Company pursuant to Section 4.03 A, Management Company shall have the option, subject to Section 4.03 C below, to be exercised by written notice (the "Cure Notice") to Owner within sixty (60) days after receipt of said notice from Owner, to avoid such Termination by making a Cure Payment (as defined below). The term "Cure Payment" shall mean: (i) with respect to the first (1st) occasion on which Owner elects to terminate this Agreement pursuant to Section 4.03A, either of the following two (2) choices (whichever Management Company shall elect): (x) the payment to Owner of the aggregate amount, with respect to each of the two (2) consecutive Fiscal Years described in Section 4.03 A (1), by which Operating Profit was less than the Performance Termination Threshold; or
(y) the waiver by Management Company of receipt of the Base Management Fees during the Cure Period (as defined below); and (ii) with respect to the second
(2nd)  occasion on which Owner elects to terminate  this  Agreement  pursuant to
Section 4.03A, the waiver by Management Company of receipt of the Base Management Fees during the Cure Period. The term "Cure Period" shall mean the period of two (2) consecutive calendar years, beginning with the first full Accounting Period after the date of the Cure Notice. In the event Management Company elects to avoid such Termination pursuant to this Section 4.03 B, the two consecutive Fiscal Years referred to in Section 4.03 A(1) with respect to which such election was made shall thereafter not be treated, for purposes of subsequent elections by Owner pursuant to Section 4.03 A, as Fiscal Years in which the circumstances described in Section 4.03 A(1) have occurred. If Management Company exercises such option to make a Cure Payment, then (i) the foregoing Owner's election to terminate this Agreement under Section 4.03 A shall be canceled and of no force or effect and this Agreement shall not terminate. In the event Management Company elects to waive the Base Management Fee for the Cure Period, then Owner shall not be entitled to send any subsequent written notice of Termination pursuant to Section 4.03 until the expiration of the Cure Period. Management Company=s election to avoid a Termination (pursuant to this Section 4.03 B) shall not affect the right of Owner, as to each subsequent Fiscal Year to which Section 4.03 A applies, to again elect to terminate this Agreement, pursuant to the provisions of Section 4.03 A (provided that, in the case of an election by Management Company to waive receipt of the Base Management Fee during the Cure Period, such election by Owner to terminate shall be made only after the expiration of the Cure Period). If Management Company does not exercise its option to make a Cure Payment pursuant to this
Section 4.03 B, then this Agreement shall be terminated as of the date set forth in Section 4.03 A. An election by Management Company to avoid a Termination pursuant to this Section 4.03 B shall only operate to cancel Owner's election to terminate this Agreement under Section 4.03 A, and shall not operate to cure any outstanding Defaults by Management Company under Article XVI.

     C. Management Company shall be entitled to avoid Termination by exercise of its rights pursuant to Section 4.03 B on only two (2) occasions during the Term of this Agreement. In the event of a subsequent election by Owner to terminate this Agreement pursuant to Section 4.03 A, after the expiration of the Cure Period which follows the second (2nd) exercise by Management Company of its right to avoid Termination pursuant to Section 4.03 B, Management Company shall not again be entitled to avoid Termination under Section 4.03 B.

                                END OF ARTICLE IV




                                    ARTICLE V
                COMPENSATION OF MANAGEMENT COMPANY; DISTRIBUTIONS


     5.01 Management Fees

     In consideration of services to be performed during the Term of this Agreement, Management Company shall retain the Management Fees. All Incentive Management Fees (and any interest earned thereon) to which Management Company was entitled pursuant to Article Five of the Prior Management Agreement which were deferred or accrued, but not paid, prior to the Effective Date shall be waived by Management Company.

     5.02 Accounting and Interim Payments

     A. On or before the twentieth (20th) day after the close of each Accounting Period, Management Company shall deliver to Owner a reasonably detailed accounting statement (the "Accounting Period Statement") in substantially the form set forth in Exhibit "B" hereto. Upon Owner's written request therefor, Management Company shall forward copies of any such Accounting Period Statement to any Holders, at the addresses specified by Owner. Such Accounting Period Statement shall set forth the results of the operations (by department) of the Hotel for the preceding Accounting Period and for the Fiscal Year-to-date, all in accordance with generally accepted accounting principles applied on a consistent basis. Each Accounting Period Statement shall be accompanied by a statement, by either the controller of the Hotel or Management Company's regional controller, that, to the best of his or her knowledge and belief, and subject to routine year-end audit and adjustment, such Accounting Period Statement is true and correct in all material respects. Each Accounting Period
Statement shall include: (i) calculations of Gross Revenues, Deductions, Operating Profit, the Management Fees; and (ii) comparisons with the applicable Annual Operating Budget. With each such Accounting Period Statement, Management Company shall transfer any interim Owner's Distribution due to Owner, and shall retain any interim Management Fees due to Management Company.

     B. Calculations and payments of the Management Fees and the Owner's Distribution with respect to each Accounting Period within a Fiscal Year shall be accounted for cumulatively. Within seventy-five (75) days after the close of each Fiscal Year, Management Company shall submit an Annual Operating Statement, as more fully described in Section 9.01, for such Fiscal Year to Owner, which Annual Operating Statement shall be controlling over the interim Accounting Period Statements. Any adjustments or payments required by any such Annual Operating Statement shall be made promptly by the parties. Operating Losses shall not be carried forward or backward to subsequent or prior Fiscal Years.

     C. For purposes of calculating the Management Fees for any given Fiscal Year, Operating Profit shall not include adjustments for either refunds or additional payments of Impositions relating to any prior Fiscal Years. In the event such refunds or additional payments occur, the Operating Profit with respect to the prior Fiscal Years in which such Impositions accrued shall be recalculated to show such refund or additional payment; if the Management Fees with respect to such prior Fiscal Years are either increased or decreased as a result of such recalculation of Operating Profit, the party which owes money to the other party shall promptly pay the amount owed.

                                END OF ARTICLE V




                                   ARTICLE VI
                             FINANCING OF THE HOTEL


     6.01 Amendments of Management Agreement

     A. If requested by any Qualified Lender or prospective Qualified Lender, Management Company agrees to execute and deliver any amendment of this Agreement which is reasonably required by such Qualified Lender or prospective Qualified Lender, provided that Management Company shall be under no obligation to amend this Agreement if the result of such amendment would be: (i) to reduce, defer or delay the amount of any payment to be made to Management Company hereunder; (ii) to materially increase Management Company's obligations under this Agreement;
(iii) to change the Term of this Agreement; (iv) to cause the Hotel to be operated other than pursuant to the Marriott Standards; (v) to amend materially either Section 8.02 or Section 14.01; or (vi) to otherwise materially affect Management Company's rights under this Agreement. Any such amendment shall take effect as of the funding of such Qualified Loan.

     B. In addition to the provisions of Section 6.01 A, if a Qualified Lender or prospective Qualified Lender requests that Management Company enter into an amendment of this Agreement, and if such amendment would impose additional duties (for example, an increase in the reporting requirements or in the record-keeping requirements, or adding the obligation to prepare parallel accounting statements using a different fiscal year) on Management Company or would otherwise adversely affect Management Company's rights under this Agreement, but not to the degree described in clauses (i) through (vi) of
Section 6.01 A, Management Company hereby agrees that it will execute and deliver such requested amendment of this Agreement, provided that Owner compensates Management Company for the additional burden imposed by such amendment. It is understood that the word "burden", as used in the preceding sentence, shall encompass not only additional work to be performed by Management Company, but also the adverse effect on the Incentive Management Fee which would be caused by requiring increased services by third parties. Any dispute as to whether Management Company is entitled to any compensation pursuant to this
Section 6.01 B, or as to the amount of such compensation, shall be resolved by arbitration pursuant to Section 20.13.

     C. Proposed amendments to this Agreement which are requested by any Qualified Lender or prospective Qualified Lender, and which would affect the insurance provisions set forth in Article XII, shall be governed exclusively by
Article XII.

     6.02 Notice and Opportunity to Cure

     A. In the event of (i) a Default by Owner in the performance or observance of any of the terms and conditions of this Agreement, or (ii) any other occurrence which entitles Management Company to terminate this Agreement, and in the event that Management Company gives written notice thereof to Owner pursuant to Article XVI of this Agreement, Management Company shall also give a duplicate copy (herein referred to as the "First Notice") of such notice to each Qualified Lender, at the address(es) previously provided to Management Company. Any such notice will be sent in the manner described in Section 20.09 hereof. In addition, in the event that such Default is not cured within the applicable cure period under Article XVI of this Agreement, and Management Company intends to exercise its remedy of terminating this Agreement, Management Company shall send a second notice (the "Second Notice") to each Qualified Lender, to the same address(es) and in the same manner applicable to the First Notice, stating Management Company's intention to terminate this Agreement. Management Company shall forbear from taking any action to terminate this Agreement for a period of thirty (30) days after the service of the First Notice, and for an additional period of thirty (30) days after the service of the Second Notice (if such Second Notice is required, as set forth above).

     B. In the event of a Default by Owner under the provisions of this Agreement, Management Company agrees to accept performance by any Qualified Lender with the same force and effect as if same were performed by Owner, in accordance with the provisions and within the cure periods prescribed in this Agreement (except that each Qualified Lender shall have such additional cure periods, not available to Owner, as are set forth in this Section 6.02).

     C. No notice given by Management Company to Owner shall be effective as a notice under Article XVI of this Agreement unless the applicable duplicate notice to each Qualified Lender which is required under Section 6.02 A (either the First Notice or the Second Notice, as the case may be) has been given. It is understood that any failure by Management Company to give such a duplicate notice (either the First Notice or the Second Notice, as the case may be) to any Qualified Lender shall not itself be a Default by Management Company under this Agreement, but rather shall operate only to void the effectiveness of any such notice by Management Company to Owner under Article XVI of this Agreement.

     D. Except as specifically limited by this Section 6.02, nothing herein shall preclude Management Company from exercising any of its rights or remedies against Owner with respect to any Default by Owner under this Agreement.

     6.03 Assignment of Management Agreement

     Owner shall have the right to collaterally assign to any Qualified Lender, as additional security for the indebtedness evidenced by a Qualified Loan, all of Owner's right, title and interest in and to this Agreement, including the right to distributions payable to Owner pursuant to Article V thereof. If, pursuant to any such assignment (or subsequent loan documentation entered into between Owner and a Qualified Lender with a similar purpose), and provided that Management Company has previously received a copy of such assignment and such subsequent documentation, Management Company may receive (from time to time) a notice or notices from such Qualified Lender directing Management Company to pay to such Qualified Lender subsequent distributions under Article V of this Agreement which would otherwise be payable to Owner, Management Company shall comply with any such notice. Management Company shall continue to make payments in compliance with any such notice from such Qualified Lender until Management Company receives written instructions to the contrary from such Qualified Lender. Owner hereby gives its consent to any such payments by Management Company to such Qualified Lender which are in compliance with any such notice. The foregoing consent by Owner shall be deemed to be irrevocable until the entire Qualified Loan has been discharged, as evidenced either by the recordation of a satisfaction or release executed by such Qualified Lender, or by the delivery of a written statement to that effect from such Qualified Lender to Management Company. Management Company shall comply with the direction set forth in any such notice without any necessity to investigate why such Qualified Lender sent such notice, or to confirm whether or not Owner is in fact in default under the terms of such Qualified Loan. If Management Company receives such notices from more than one Qualified Lender, Management Company shall (at its option) either (i) comply with the provisions of the notice sent by the Qualified Lender whose Qualified Loan has the senior lien priority, or (ii) institute Litigation for a declaratory judgment to determine to whom payments under this Agreement shall be made (in which case, the costs and expenses of such Litigation, including attorneys' fees, shall be Deductions).

     6.04 Subordination of Management Agreement

     A. This Agreement, and Management Company's right to continue to manage and operate the Hotel pursuant to this Agreement, are and shall be subject and subordinate to the lien of any Qualified Loan (i.e., upon a Foreclosure of any such Qualified Loan, such Qualified Lender, at its option, unless it has otherwise agreed to the contrary in a Non-Disturbance Agreement, shall have the right to terminate this Agreement). Notwithstanding the foregoing, during the Term of this Agreement, all debt service (including increased or accelerated payments after a default) payable with respect to any Qualified Loan shall be paid exclusively from Owner's Distribution.

     B. Section 6.04 A is intended to be, and is, fully effective and binding, as between Management Company and any such Qualified Lender; however, Management Company agrees to execute such confirmatory documentation (in recordable form in the jurisdiction in which the Hotel is located) as such Qualified Lender shall reasonably request.

     C. Notwithstanding the possible termination of this Agreement which is set forth in the foregoing provisions of this Section 6.04, it is understood that, until such time as this Agreement is validly terminated either (i) pursuant to the applicable provision of this Agreement, or (ii) pursuant to a court order in connection with the Foreclosure of a Qualified Loan (assuming that such termination does not breach any binding Non-Disturbance Agreement), the Holder of each Qualified Loan will honor and recognize the right of Management Company to operate the Hotel in accordance with this Agreement (including the right of Management Company to collect all Gross Revenues and to make expenditures in accordance with this Agreement).

     6.05 Non-Disturbance Agreement

     A. Owner agrees that, in connection with the obtaining by Owner of any Secured Loan or Secured Loans, from time to time, Owner will use good faith reasonable efforts to obtain a Non-Disturbance Agreement from each Holder or Holders. The phrase "good faith reasonable efforts" shall be determined by reference to the following: (i) normal loan underwriting procedures and practices (including those practices relating to non-disturbance agreements) which are generally being implemented by entities which are making loans similar to such Secured Loan, as of that point in time; and (ii) the concessions which Management Company is, as of that point in time, reasonably prepared to make in order to satisfy the objectives of lenders in connection with the lender-manager relationship after a Foreclosure. In no event, however, shall the failure of Owner to obtain such a Non-Disturbance Agreement affect or modify any of the responsibilities of Management Company toward Qualified Lenders which are contained elsewhere in this Article VI.

     B. Notwithstanding Section 6.05 A, Owner agrees that, prior to obtaining any Qualified Loan, it will obtain from each prospective Holder or Holders thereof a Non-Disturbance Agreement pursuant to which Management Company's rights under this Agreement will not be disturbed as a result of a loan default stemming from non-monetary factors which (i) relate to Owner and do not relate solely to the Hotel, and (ii) are not Defaults by Management Company under
Article XVI of this Agreement. If Owner desires to obtain a Qualified Loan, Management Company, on written request from Owner, shall promptly identify those provisions in the proposed loan documents which fall within the categories described in clauses (i) and (ii) above, and Management Company shall otherwise assist in expediting the preparation of an agreement between the prospective Holder and Management Company which will implement the provisions of this
Section 6.05 B.

     6.06 Attornment

     A.  Management  Company  agrees that,  subject to the provisions of Section
6.06 B, upon a Foreclosure of any Qualified Loan, provided that this Agreement has not expired or otherwise been earlier terminated in accordance with its terms, Management Company shall attorn to any Subsequent Owner and shall remain bound by all of the terms, covenants and conditions of this Agreement for the balance of the remaining Term (including any Renewal Terms) with the same force and effect as if such Subsequent Owner were the "Owner" under this Agreement; provided, however, that Management Company shall be under no such obligation to so attorn, and, to the contrary, shall thereupon have the right to terminate this Agreement on thirty (30) days' prior written notice to both Owner and such Subsequent Owner: (i) if such Subsequent Owner would not qualify as a permitted transferee under Section 19.01 A of this Agreement; or (ii) unless such Subsequent Owner, within twenty (20) days after the Foreclosure Date (or, in the event such Subsequent Owner acquires title to the Hotel after the Foreclosure Date, within twenty (20) days after the date of such acquisition of title to the Hotel), assumes all of the obligations of the "Owner" under this Agreement which arise from and after the Foreclosure Date (or such later date of acquisition of title to the Hotel), pursuant to a written assumption agreement which shall be delivered to Management Company. Upon the written request of any Qualified Lender, Management Company shall periodically execute and deliver a statement, in a form reasonably satisfactory to such Qualified Lender, reaffirming Management Company's obligation to attorn as set forth in this Section 6.06 A.

     B. It is understood by the parties that, in view of the fact that a Qualified Lender will have the right to terminate this Agreement on a Foreclosure under the provisions of Section 6.04, Management Company has an interest in being informed, within a reasonable period of time after a Secured Loan Acceleration, of whether or not such Qualified Lender intends to exercise such right of termination. Accordingly, if, by no later than that date (the "Post-Foreclosure Decision Date") which is ninety (90) days after the date of any Secured Loan Acceleration, Management Company has not received a Non-Disturbance Agreement executed by the Holder of such Secured Loan, Management Company shall, as of the Post-Foreclosure Decision Date and thereafter, no longer be under any obligation to attorn (pursuant to the provisions of Section 6.06 A) with respect to any Foreclosure of that Secured Loan, and Management Company shall have the option to terminate this Agreement, by written notice to both Owner and the Holder of each existing Qualified Loan, at any time within the sixty (60) day period immediately following the Post-Foreclosure Decision Date.

     6.07 No Modification or Termination of Agreement

     If the documents evidencing and securing a Qualified Loan require the consent of the Qualified Lender to any amendment or modification of this Agreement which materially affects such Qualified Lender, no such amendment or modification of this Agreement shall be binding or effective unless such Qualified Lender shall have consented in writing thereto.

     6.08 Owner's Right to Finance the Hotel

     Owner shall have the right, from time to time, without Management Company's prior consent or approval, to obtain Qualified Loans, and to encumber the Hotel with Mortgages securing such Qualified Loans. Owner shall not, without the prior consent of Management Company, have the right to obtain Secured Loans which are not Qualified Loans.

     6.09 Sale/Leaseback Transactions

     Any single transaction or related series of transactions in which (i) Owner's interest in the Hotel is sold or transferred by the then Owner ("Seller") to a buyer ("Buyer"), and (ii) the Buyer (as "landlord") leases the Hotel to the Seller (as "tenant"), is hereby defined as a "Sale/leaseback Transaction". With respect to each Sale/leaseback Transaction during the Term of this Agreement, the following provisions will apply: (a) the sale or transfer of the Hotel will be considered a Sale of the Hotel; however, the Seller (as tenant under the aforesaid lease), not the Buyer, shall thereafter be treated as the "Owner" for purposes of this Agreement; (b) the purchase price will not be a Secured Loan, but any mortgage financing placed (either at the time of the transaction or later) on the Buyer's interest in the Hotel will be treated as a Secured Loan, and the proceeds of each such Secured Loan will be aggregated with all outstanding Secured Loans, which encumber either the Buyer's interest in the Hotel or the Seller's leasehold interest in the Hotel, for purposes of determining whether a given Secured Loan qualifies as a Qualified Loan; (c) payments pursuant to such lease shall not be treated as Deductions, except for Impositions and similar items which would have been treated as Deductions in the absence of such Sale/leaseback Transaction; and (d) all subsequent sales, transfers or assignments of either Buyer's interest in the Hotel or Seller's interest in the Hotel will be treated as Sales of the Hotel. Owner will not enter into any Sale/leaseback Transaction unless Management Company and the proposed Buyer have previously executed a mutually satisfactory attornment agreement pursuant to which, as of the date of the termination of Seller's leasehold interest, the provisions of this Agreement will (unless there has been an Event of Default or other event entitling either party to terminate this Agreement) be binding both on Management Company and on Buyer (as the successor "Owner"); such attornment agreement will also contain an immediately-effective provision which will incorporate the terms of Section 6.08 of this Agreement, binding both on Management Company and on Buyer. Management Company will not unreasonably withhold its consent to an attornment agreement with Buyer.

                                END OF ARTICLE VI




                                   ARTICLE VII
                    WORKING CAPITAL AND FIXED ASSET SUPPLIES


     7.01 Working Capital

     A. As of the Effective Date, Owner has provided Management Company with the initial Working Capital for the Hotel.

     B. Owner shall, from time to time thereafter during the Term of this Agreement, provide Management Company, within thirty (30) days after Owner's receipt of written request therefor by Management Company, with the funds necessary to maintain Working Capital at levels determined by Management Company to be reasonably necessary to operate the Hotel in accordance with the Marriott Standards. Any such request by Management Company shall be accompanied by a detailed explanation of the reasons for the request. If Owner fails to respond to any such request within thirty (30) days after Owner's receipt thereof, Management Company shall be entitled, at its option, without affecting other remedies which may be available pursuant to Article XVI, to lend Owner the necessary additional Working Capital from Management Company's own funds, which loan will bear interest at the Interest Rate (compounded annually), and will be secured by a security interest (subordinated to any Qualified Loan) encumbering all Working Capital previously or thereafter provided by either Owner or Management Company, and will be repaid in accordance with such terms and conditions as Management Company shall at that time reasonably determine.

     C. Management Company will manage the Working Capital of the Hotel prudently and in accordance with the Marriott Standards. Management Company shall review and analyze the Working Capital needs of the Hotel on an annual basis. If Management Company reasonably determines that there is excess Working Capital, such excess shall be returned to Owner.

     D. Working Capital provided by Owner pursuant to this Section 7.01 shall remain the property of Owner throughout the Term of this Agreement. Upon Termination, Owner shall retain any of its unused Working Capital, except for Inventories purchased by Management Company pursuant to Section 10.02.

     7.02 Fixed Asset Supplies

     As of the Effective Date, the Owner has provided the Hotel with the Fixed Asset Supplies which are necessary to operate the Hotel in accordance with the Marriott Standards. Owner shall, from time to time thereafter during the Term of this Agreement, provide Management Company, within thirty (30) days after Owner's receipt of written request therefor by Management Company, with any additional funds necessary to maintain Fixed Asset Supplies at levels determined by Management Company to be necessary to operate the Hotel in accordance with the Marriott Standards. Fixed Asset Supplies shall remain the property of Owner throughout the Term of this Agreement, except for Fixed Asset Supplies purchased by Management Company pursuant to Section 10.02.

                               END OF ARTICLE VII




                                  ARTICLE VIII
                      REPAIRS, MAINTENANCE AND REPLACEMENTS


     8.01 Routine Repairs and Maintenance

     A. Management Company shall maintain the Hotel in good repair and condition, and in conformity with applicable Legal Requirements and the Marriott Standards, and shall make or cause to be made such routine and preventative maintenance, repairs and minor alterations, the cost of which can be expensed under generally accepted accounting principles, as it, from time to time, deems reasonably necessary for such purposes. The cost of such maintenance, repairs and alterations shall be paid from Gross Revenues and shall be treated as a Deduction in determining Operating Profit.

     B. Management Company shall (pursuant to a schedule which shall be subject to the reasonable approval of both Owner and Management Company) arrange for and coordinate routine and other appropriate inspections of the structure and exterior facade of the Hotel, and of the mechanical, electrical, heating, ventilating, air conditioning, plumbing, and vertical transportation elements of the Hotel. The costs of such inspections shall be treated as Deductions.

     C. Management Company shall submit to Owner (at the same time as the submission of the Annual Operating Projection) a signed copy of an annual report summarizing all preventative maintenance activities (including repairs, alterations and inspections conducted at the Hotel) on all building components of the Hotel during the previous twelve (12) calendar months.

     8.02 FF&E Reserve

     A. Management Company shall on behalf of Owner establish a reserve account (the "FF&E Reserve") in a bank designated by Management Company (and approved by Owner, such approval not to be unreasonably withheld) to cover the cost of:

     1. Replacements and renewals to the Hotel's FF&E and

     2. Certain routine Capital Expenditures such as exterior and interior repainting, resurfacing building walls, floors, roofs and parking areas, and replacing folding walls and the like.

     Management Company agrees that it will, from time to time, execute such reasonable documentation as may be requested by any Qualified Lender to assist such Qualified Lender in establishing or perfecting its security interest in the funds which are in the FF&E Reserve; provided, however, that no such documentation shall contain any amendment or modification of any of the provisions of this Agreement, including this Section 8.02.

     B. During the period of time from the Opening Date through the Termination of this Agreement, subject to the provisions of Sections 8.02 E, Management Company shall transfer (as of the end of each Accounting Period) into the FF&E Reserve an amount equal to five percent (5%) of Gross Revenues. All such amounts transferred into the FF&E Reserve shall be paid from Gross Revenues and shall constitute Deductions in determining Operating Profit. Any amounts remaining at termination shall be paid to Owner.

     C. Each year, at the same time as Management Company submits the Annual Operating Budget described in Section 9.03, Management Company shall prepare an estimate (the "FF&E Estimate") of the expenditures necessary for (i) replacements and renewals to the Hotel's FF&E, and (ii) repairs to the Hotel building of the nature described in Section 8.02 A 2, during the ensuing Fiscal Year, and shall submit such FF&E Estimate to Owner for its review. Management Company shall also, if Owner so elects, prepare tentative forecasts of such expenditures with regard to the four (4) subsequent Fiscal Years. Management Company will at all times give good faith consideration to Owner's suggestions regarding any FF&E Estimate. In the event that Owner requests forecasts covering the aforesaid subsequent Fiscal Years, and such forecasts project a deficit in the FF&E Reserve at some point during the current Fiscal Year or during such four (4) subsequent Fiscal Years, Owner and Management Company will work together in good faith to prepare alternative forecasts for such Fiscal Years which will reduce or eliminate such deficit, but also take into account the needs of the Hotel during such periods of time. All expenditures from the FF&E Reserve will be (as to both the amount of each such expenditure and the timing thereof) both reasonable and necessary, given the objective that the Hotel will be maintained and operated in accordance with the Marriott Standards. Expenditures from the FF&E Reserve may include fees and expenses of the Architect for work done on the Hotel with respect to the expenditures set forth in the first sentence of this subsection 8.02C.

     D. Management Company shall from time to time make such (1) replacements and renewals to the Hotel's FF&E, and (2) repairs to the Hotel building of the nature described in Section 8.02 A 2, as it deems necessary, provided that Management Company shall not expend more than the balance in the FF&E Reserve without the prior approval of Owner. Management Company will endeavor to follow the applicable FF&E Estimate, but shall be entitled to depart therefrom, in its reasonable discretion, provided that: (A) such departures from the applicable FF&E Estimate result from circumstances which could not reasonably have been foreseen at the time of the submission of such FF&E Estimate; and (B) such departures from the applicable FF&E Estimate result from circumstances which require prompt repair and/or replacement; and (C) Management Company has submitted to Owner a revised FF&E Estimate setting forth and explaining such departures. At the end of each Fiscal Year, any amounts remaining in the FF&E Reserve shall be retained in the FF&E Reserve, and shall be carried forward to the next Fiscal Year. Upon a Sale of the Hotel, funds in the FF&E Reserve will not be affected (or, if withdrawn, will be replaced as set forth in Section
19.01 D), and all dispositions of such funds (both before and after such Sale of the Hotel) will continue to be made exclusively pursuant to the provisions of this Agreement. Proceeds from the sale of FF&E no longer necessary to the operation of the Hotel shall be deposited in the FF&E Reserve, as shall any interest which accrues on amounts placed in the FF&E Reserve. Neither (i) proceeds from the disposition of FF&E, nor (ii) interest which accrues on amounts held in the FF&E Reserve, shall either (x) result in any reduction in the required contributions to the FF&E Reserve set forth in subsection B above, or (y) be included in Gross Revenues. The only items of FF&E which Management Company is authorized to lease (rather than purchase) shall be (a) Telephones and Miscellaneous Equipment; (b) shuttle vans; and (c) the "Next Generation System" computer system ("NGS"). If Management Company enters into a lease described in the preceding sentence, Management Company shall give Owner notice of such lease either prior to or promptly after entering into such lease. Lease payments with respect to Telephones and Miscellaneous Equipment shall be Deductions, as set forth in paragraph 13 of the definition of "Operating Profit" in Section 1.01; lease payments with respect to shuttle vans and NGS shall be paid from the FF&E Reserve. If Management Company proposes that items of FF&E other than Telephones and Miscellaneous Equipment, shuttle vans or NGS should be leased rather than purchased, Management Company shall submit such proposal (which proposal shall include, without limitation, an indication as to whether the rental which is owed under such lease will be treated as a Deduction or paid from the FF&E Reserve) to Owner for Owner's approval (not to be unreasonably withheld). In connection with the foregoing, it is understood that the failure of a Qualified Lender to approve such leasing proposal shall justify Owner in withholding its approval thereof, regardless of whether withholding such approval would otherwise be deemed to be unreasonable.

     E. The percentage  contribution  for the FF&E Reserve which is described in
Section 8.02 B is an estimate based upon Management Company's prior experience with other comparable hotels. As the Hotel ages, this percentage may not be sufficient to keep the FF&E Reserve at the levels necessary to make the replacements and renewals to the Hotel's FF&E, or to make the repairs to the Hotel building of the nature described in Section 8.02 A 2, which are required to maintain the Hotel in accordance with the Marriott Standards. If any FF&E Estimate which is prepared in accordance with Section 8.02 C would require funding in excess of the applicable percentage of Gross Revenues which is set forth on Exhibit A-1, Owner may either:

     1. Agree to increase the percentages of Gross Revenues set forth in Section
8.02 B up to the level set forth in such FF&E Estimate, in order to provide the additional funds required, such increases to be treated as Deductions under paragraph 12 of the definition of "Operating Profit", or

     2. Make a lump-sum contribution to the FF&E Reserve in the necessary amount (in which case such lump-sum contribution plus interest (at the Prime Rate plus one percentage point (1%) per annum), shall be reimbursed to Owner from Gross Revenues in equal installments over the period of the next sixty-five (65) Accounting Periods beginning the first full Accounting Period after the date of such contribution, and such installment repayments shall be Deductions).

     3. Obtain financing for the additional funds required, in which event, the principal and interest payments (which shall be on a commercially reasonable amortization basis) for such financing shall be paid by Management Company out of either (i) Gross Revenue and shall be treated as Deductions in computing Operating Profit, or (ii) out of the FF&E Reserve. The choice of funding for such payments shall be as mutually agreed to by Management Company and Owner.

     If Owner elects not to agree to any of options 1, 2 or 3 above (or Owner does not respond with respect to either option) within thirty (30) days after the submission of such FF&E Estimate (or, if Owner has elected option 2, if Owner fails to fund the required amount within a sixty (60) day period after the date of such election), Management Company shall be entitled, at its option, to terminate this Agreement upon ninety (90) days' written notice to Owner (with a copy to each Qualified Lender); however, such failure by Owner shall not be deemed a Default by Owner under Article XVI, and Management Company shall not be entitled to any remedies with respect to such failure other than such termination of this Agreement. If Management Company so elects to terminate this Agreement, it shall notify Owner of such election within the sixty (60) day period following either: (x) the date of receipt of Owner's election not to agree to either any of options 1, 2 or 3 about the expiration of the aforesaid thirty (30) day period without Owner making an election with respect to either option; or (y) if Owner has elected option 2, the date of the expiration of the aforesaid sixty (60) day period without Owner funding the required amount.

     8.03 Building Alterations, Improvements, Renewals, and Replacements

     A. Management Company shall prepare an annual estimate (the "Building Estimate") of the expenditures necessary for major repairs, alterations, improvements, renewals and replacements to the structure or exterior facade of the Hotel, or to the mechanical, electrical, heating, ventilating, air conditioning, plumbing, or vertical transportation elements of the Hotel building (the foregoing expenditures, together with all other repair and maintenance expenditures which are classified as capital expenditures under generally-accepted accounting principles, shall be collectively referred to as "Capital Expenditures"). Management Company shall submit each such Building Estimate to Owner for its approval at the same time the Annual Operating Budget is submitted. Except with respect to the items described in Section 8.02 A (2), Management Company shall not make any Capital Expenditures without the prior written consent of Owner. Owner shall not unreasonably withhold its consent with respect to Capital Expenditures which are required by reason of any Legal Requirement, or required under Management Company's current life-safety standards (provided that, in order for any such life-safety standards to be "required" within the meaning of this Section 8.03 A, such standards must be both required and in the process of being implemented at a majority of the hotels within the Marriott Hotel System which are comparable to the Hotel), or otherwise required for the continued safety of guests or prevention of material damage to property, including the removal of Hazardous Materials in compliance with all Environmental Laws pursuant to Section 20.10. All Capital Expenditures which are described in the preceding sentence shall be referred to in this Agreement as "Required Capital Expenditures".

     B. In the event of (x) an emergency threatening the Hotel, its guests, invitees or employees, or (y) the receipt by Management Company of a governmental order or other Legal Requirement regarding any Required Capital Expenditures, Management Company shall give Owner notice thereof within five (5) business days thereafter or sooner if circumstances reasonably warrant. Management Company shall then be authorized (but not obligated) to take appropriate remedial action without receiving Owner's prior consent as follows:
(i) in an emergency threatening the Hotel, its guests, invitees or employees; or
(ii) if the continuation of the given condition could (in Management Company's reasonable judgment) subject Management Company and/or Owner to either criminal or more than de minimis civil liability, and Owner has either failed to remedy the situation or has failed to take appropriate legal action to stay the effectiveness of any applicable Legal Requirement. Management Company shall cooperate with Owner in the pursuit of any such action and shall have the right to participate therein. Owner shall reimburse Management Company for any costs incurred by Management Company in connection with any such remedial action within thirty (30) days after Owner's receipt of notice from Management Company of the amount of such costs.

     C. The cost of all Capital Expenditures (including the expenses incurred by either Owner or Management Company in connection with any civil or criminal proceeding described above, but not including costs of those Capital
Expenditures which are described in Section 8.02 A(2) hereof) shall be borne solely by Owner, and shall not be paid from Gross Revenues or from the FF&E Reserve.

     D. The failure of Owner to either (i) approve and provide funding for any proposed Required Capital Expenditure, within seventy-five (75) days after Management Company's request therefor, or (ii) in the case of any Legal Requirement which is described in Section 8.03 B, to either comply therewith or to stay the effectiveness of such Legal Requirement during the period of any contesting thereof, shall be a Default by Owner. In such event, Management Company shall be entitled (without affecting its other remedies under Article
XVI) to terminate this Agreement upon ninety (90) days' written notice to Owner (with a copy to each Qualified Lender); provided, however, that Management Company shall have the right to stipulate such shorter period of time as may be appropriate, given the time periods which are mandated by Legal Requirements, as described in Section 8.03 A or B, or given Management Company's good faith concerns about its own civil and/or criminal liability.

     E. Management Company shall have the right, from time to time, to set forth in any Building Estimate the recommendations of Management Company regarding proposed ROI Capital Expenditures. Notwithstanding the provisions of Section
8.03 C to the contrary, the cost of all ROI Capital Expenditures shall be paid, to the extent reasonably possible (given the requirement, set forth in Section 8.02, that the balance in the FF&E Reserve be maintained in accordance with the Marriott Standards) from the FF&E Reserve, and Owner shall pay such costs from its own funds only to the extent there are not adequate funds for such purpose in the FF&E Reserve. Expenditures which are, pursuant to the preceding sentence, made from the FF&E Reserve shall not be treated as Additional Invested Capital. Any failure of Owner to approve and provide funding for any ROI Capital
Expenditures, or any other Capital Expenditures (not including those Capital Expenditures which are described in Section 8.02 A(2) hereof) which are not Required Capital Expenditures, within sixty (60) days after Management Company's request therefor, shall not be a Default by Owner but shall entitle Management Company to terminate this Agreement. Such Termination shall be evidenced by a written notice to Owner (with a copy to each Qualified Lender), which notice shall be delivered to Owner no later than ninety (90) days after the expiration of the sixty (60) day period described in the preceding sentence. The effective date of such Termination shall be the date stated by Management Company in such notice, provided that such effective date shall be no less than one hundred eighty (180) days, and no more than three hundred sixty (360) days, after the date of such notice.

     F. It is understood that "alterations" and "improvements" which either (a) increase or decrease the number of guestrooms in the Hotel, or (b) involve changing the architectural footprint of the Hotel or involve other significant changes in the structural design of the Hotel, in any case by more than a de minimis amount, are beyond the scope of this Article VIII, and would require an amendment of this Agreement prior to implementation by either party.

     8.04 Liens

     Management Company and Owner shall use their best efforts to prevent any liens from being filed against the Hotel which arise from any maintenance, repairs, alterations, improvements, renewals or replacements in or to the Hotel. They shall cooperate fully in obtaining the release of any such liens, and the cost thereof, if the lien was not occasioned by the fault of either party, shall be treated the same as the cost of the matter to which it relates. If the lien arises as a result of the fault of either party, then the party at fault shall bear the cost of obtaining the lien release.

     8.05 Ownership of Replacements, Etc.

     All repairs, alterations, improvements, renewals or replacements of the Hotel which are made pursuant to Article VIII or otherwise shall be the property of Owner. Subject to the provisions of Section 8.02, the funds in the FF&E Reserve shall be the property of Owner.

     8.06 Architect

     Management Company agrees that John Portman & Associates shall continue as Architect for the Hotel so long as Portman shall be alive, competent, active, a general partner of Owner and the major principal of John Portman & Associates. Subject to the Hotel Policy Committee (as defined in Owner=s partnership agreement) approval, the Architect shall have the right to review architectural and interior design matters (other than with respect to the Hotel kitchen and other back-of-the-house areas), including, without limitation, replacement of FF&E and repairs, maintenance and alterations pursuant to this Article VIII, so long as his determinations are consistent with the approved Hotel budgets and with the architecture of the Hotel. Owner=s plans for the design matters set forth above shall be submitted to Architect and Management Company for their review prior to any implementation thereof.

                               END OF ARTICLE VIII




                                   ARTICLE IX
                          BOOKKEEPING AND BANK ACCOUNTS


         9.01  Books and Records

     A. Books of control and account shall be kept on the accrual basis and in material respects in accordance with the Uniform System of Accounts, with the exceptions provided in this Agreement. Owner may at reasonable intervals during Management Company's normal business hours examine such records. Within seventy-five (75) days following the close of each Fiscal Year, Management Company shall furnish Owner a statement (the "Annual Operating Statement") in reasonable detail summarizing the Hotel operations for such Fiscal Year and a certificate of Management Company's chief accounting officer (or its controller or any vice-president), certifying that such year-end Annual Operating Statement is true and correct. Owner shall have sixty (60) days after receipt to examine or review (at Owner's sole expense, and not as a Deduction) said Annual Operating Statement. If Owner raises no objections within said sixty (60) day period, the Annual Operating Statement shall be deemed to have been accepted by Owner as true and correct, and Owner shall have no further right to question its accuracy. If Owner does raise such an objection, by notice to Management Company, Owner shall arrange for an independent audit to be commenced within sixty (60) days after the date of such objection, and shall diligently cause such audit to be completed within a reasonable period of time. Owner shall pay all costs and expenses of such audit at its sole expense (and not as a Deduction); however, if such audit establishes that Management Company has understated the Operating Profit for that Fiscal Year by five percent (5%) or more, the reasonable costs and expenses of such audit shall be paid as a Deduction.

     B. Management Company shall, on an annual basis, at the time of the delivery of the Annual Operating Statement, prepare and deliver to Owner the Management Analysis Report. In addition, Management Company shall, in connection with an impending Sale of the Hotel or commitment by a Qualified Lender to make a Qualified Loan, within thirty (30) days after written request therefor from Owner, prepare and deliver to Owner an updated Management Analysis Report describing significant changes since the effective date of the most recent Management Analysis Report. The costs and expenses of preparing the Management Analysis Report shall be paid as Deductions.

     C. Owner shall have the right to require that any given Annual Operating Statement will include a reasonably detailed report setting forth the components of Chain Services, the amounts billed for each such component during the Fiscal Year in question and the method of allocation for each such component; provided, however, that Owner must request Management Company to prepare such report by no later than thirty (30) days prior to the date on which such Annual Operating Statement is to be delivered to Owner.

     9.02 Hotel Accounts, Expenditures

     A. All funds derived from operation of the Hotel shall be deposited by Management Company in Hotel bank accounts (the "Operating Accounts") in a bank or banks designated by Management Company and approved by Owner, which approval shall not be unreasonably withheld. Withdrawals from said accounts shall be made only by representatives of Management Company whose signatures have been authorized. Reasonable petty cash funds shall be maintained at the Hotel.

     B. All payments made by Management Company hereunder shall be made from authorized bank accounts, petty cash funds, or from Working Capital provided by Owner pursuant to Section 7.01. Management Company shall not be required to make any advance or payment to or for the account of Owner except out of such funds, and Management Company shall not be obligated to incur any liability or obligation for Owner's account without assurances that necessary funds for the discharge thereof will be provided by Owner. Debts and liabilities incurred by Management Company as a result of its operation and management of the Hotel pursuant to the terms hereof, whether asserted before or after the Termination of this Agreement, will be paid by Owner to the extent funds are not available to Management Company for that purpose from Gross Revenues.

     9.03 Annual Operating Budget

     A. Management Company shall submit to Owner for its approval (which shall not be unreasonably withheld or delayed), at least thirty (30) days prior to the beginning of each Fiscal Year which begins after the Effective Date, a preliminary draft of the budget (the "Annual Operating Budget") of the estimated financial results of the operation of the Hotel during the next Fiscal Year. Owner's approval shall be deemed to have been given if Management Company has received no notice from Owner to the contrary within thirty (30) days after Owner's receipt of such preliminary draft of the Annual Operating Budget. Such Annual Operating Budget shall project the estimated Gross Revenues, departmental profits, Deductions, and Operating Profit for the forthcoming Fiscal Year for the Hotel. In preparing the Annual Operating Budget for each Fiscal Year, Management Company's goal will be the maximization of the long-term Operating Profit of the Hotel, in keeping with the Marriott Standards and the general standards of the hotel industry for similar properties. If there are material items in any given Annual Operating Budget which have been budgeted at significantly different amounts from the amounts actually experienced (or projected) for the same items in the preceding Fiscal Year, Management Company agrees to take reasonable steps to ensure that, at Owner's request, qualified personnel from Management Company's staff are available to explain these differences to Owner. A meeting (or meetings) for such purpose shall be held, at Owner's request, within a reasonable period of time after the submission to Owner of the preliminary draft of the Annual Operating Budget. Management Company will at all times give good faith consideration to Owner's suggestions regarding any Annual Operating Budget. Management Company shall thereafter submit to Owner, by no later than thirty (30) days after the beginning of such Fiscal Year, the final Annual Operating Budget.

     B. Owner shall not be entitled to withhold its approval of any Annual Operating Budget based on its objection to: (i) Management Company's reasonable projections of either Gross Revenues or the components thereof; (ii) projected costs and expenses which are "system charges" ( that is, costs and expenses which are generally uniform throughout the Marriott Hotel System, such as: the charges for Chain Services; the costs of Marriott Rewards and other chain-wide marketing programs; employee benefits and other compensation programs); (iii) costs and expenses which are not within the control of either Owner or Management Company, such as Impositions and the cost of utilities; or (iv) increases in projected costs and expenses of operating the Hotel, which increases are primarily caused by projected increases in Gross Revenues. The approval of Owner (as set forth in the first sentence of Section 9.03 A) shall not be required if, and to the extent that, the proposed Annual Operating Budget for a given Fiscal Year is, in all material respects, the same as the Annual Operating Budget for the preceding Fiscal Year with adjustments for inflation. If Owner and Management Company fail to mutually agree on the Annual Operating Budget within forty-five (45) days after the submission to Owner of the preliminary draft described in the first sentence of 9.01 A, either party shall have the right to submit to arbitration (in accordance with Section 20.13) the issue of whether or not Management Company's proposed Annual Operating Budget is unreasonable, given the goals which are set forth in the fourth sentence of
Section 9.03 A. While such arbitration proceedings are pending, Management Company shall operate the Hotel, in all material respects, based on the Annual Operating Budget for the preceding Fiscal Year, with adjustments for inflation.

     C. Each Annual Operating Budget will constitute a standard to which Management Company shall use its reasonable best efforts to adhere. It is understood, however, that the Annual Operating Budget is an estimate only and that unforeseen circumstances such as, but not limited to, the costs of labor, materials, services and supplies, casualty, operation of law, or economic and market conditions may make adherence to the Annual Operating Budget impracticable, and Management Company shall be entitled to depart therefrom for such reasons; provided, however, that nothing herein shall be deemed to authorize Management Company to take any action prohibited by this Agreement nor to reduce Management Company's other rights or obligations hereunder.

     D. Management Company shall notify Owner of any significant variations from the Annual Operating Budget promptly after Management Company learns of the same, but in no event later than the date on which Management Company is required to give Owner the Accounting Period Statement covering the period in which such variation occurs. Any such notice shall set forth in reasonable detail the nature, extent and, if known by Management Company, the cause of such variation, and recommendations of appropriate actions, either to correct the variation or to prevent or minimize its occurrence or effect. Owner and Management Company shall, at Owner's request, meet to review such variations and to take appropriate action with respect thereto.

     9.04 Operating Losses; Credit

     A. To the extent there is an Operating Loss, additional funds in the amount of any such Operating Loss shall be provided by Owner within thirty (30) days after Management Company has given written notice thereof to Owner; provided, however, that if Owner has already received a request from Management Company for additional Working Capital pursuant to Section 7.01 A, and if such request under Section 7.01 A reflects fundamentally the same cash shortage which resulted in a request under this Section 9.04 A, Owner and Management Company shall mutually discuss the extent to which the requests under Section 7.01 A and
Section 9.04 A may overlap, and such requests shall be modified accordingly.

     B. In no event shall either party borrow money in the name of or pledge the credit of the other.

                                END OF ARTICLE IX




                                    ARTICLE X
                    PROPRIETARY MARKS; INTELLECTUAL PROPERTY


     10.01 Proprietary Marks

     A. During the Term of this Agreement, the Hotel shall be known as a Marriott Hotel, with such additional identification as may be agreed to by Owner and Management Company to provide local identification. If the name of the Marriott Hotel System is changed, Management Company shall have the right to change the name of the Hotel to conform thereto.

     B. The name "Marriott," whether used alone or in connection with another word or words, and all other Proprietary Marks shall in all events remain the exclusive property of Management Company and its Affiliates. Owner shall have no right to use the Marriott name or any other Proprietary Mark; provided, however, that Owner shall have the right, during the Term of this Agreement, to have Proprietary Signage installed (in strict conformance with the specifications provided by Management Company prior to the Effective Date, or subsequent specifications provided by Management Company from time to time during the Term) in the Hotel and on the Site.

     C. Except as provided in Section 10.02, upon Termination, any use of or right to use the Marriott name or any other Proprietary Mark by Owner under this Agreement shall immediately cease. As of the date of Termination, Management Company shall remove all Proprietary Signage from the Hotel and from the Site (and from any locations other than the Site). The cost of such removal shall be paid as set forth in Section 4.02 E.

     D. Notwithstanding the foregoing, those trademarks, trade names, symbols, logos and designs which are specifically listed on Exhibit "F" shall be deemed "Proprietary Marks" only during the Term of this Agreement; upon a Termination, the exclusive control of such Proprietary Marks shall revert to Owner.

     10.02 Purchase of Inventories and Fixed Asset Supplies

     Upon Termination, Management Company shall have the option, to be exercised by no later than thirty (30) days prior to Termination, to purchase, at their then book value, any items of the Hotel's Inventories and Fixed Asset Supplies as may be marked with the Marriott name or any other Proprietary Mark. In the event Management Company does not exercise such option, Owner agrees that it will use any such items not so purchased exclusively in connection with the Hotel until they are consumed.

     10.03 Computer Software and Equipment

     A. All Software is and shall remain the exclusive property of Management Company or one of its Affiliates (or the licensor of such Software, as the case may be), and Owner shall have no right to use, or to copy, any Software.

     B. Upon Termination, Management Company shall have the right to remove from the Hotel, without compensation to Owner, all Software. Furthermore, upon Termination, Management Company shall be entitled to remove from the Hotel any computer equipment which is utilized as part of a centralized reservation or property management system or is otherwise considered proprietary by Management Company. If any of such removed computer equipment is owned by Owner, Management Company shall reimburse Owner for all previous expenditures made by Owner for the purchase of such equipment, subject to a reasonable allowance for depreciation.

     10.04 Intellectual Property

     All Intellectual Property shall at all times be proprietary to Management Company or its Affiliates, and shall be the exclusive property of Management Company or its Affiliates. During the Term of this Agreement, Management Company shall be entitled to take all reasonable steps to ensure that the Intellectual Property remains confidential and is not disclosed to anyone other than Management Company's employees at the Hotel. Upon Termination, all Intellectual Property shall be removed from the Hotel by Management Company, without compensation to Owner.

     10.05 Breach of Covenant

     Management Company and/or its Affiliates shall be entitled, in case of any breach of the covenants of Article X by Owner or others claiming through it, to injunctive relief and to any other right or remedy available at law. Article X shall survive Termination.

                                END OF ARTICLE X




                                   ARTICLE XI
                           POSSESSION AND USE OF HOTEL


     11.01 Quiet Enjoyment

     Owner covenants that, so long as (i) an Event of Default by Management Company has not occurred under Article XVI of this Agreement, and (ii) Owner does not have the right to terminate this Agreement under any other Section of this Agreement, Management Company shall quietly hold, occupy and enjoy the Hotel throughout the Term hereof free from hindrance or ejection by Owner or other party claiming under, through or by right of Owner (except as may be otherwise set forth in Section 6.04). Owner agrees to pay and discharge any payments and charges and, at its expense, to prosecute all appropriate actions, judicial or otherwise, necessary to assure such free and quiet occupation. Nothing set forth in the preceding sentence, however, shall be deemed to create a recourse obligation by Owner to pay any payment or charge pursuant to a contract which is non-recourse to Owner.

     11.02 Use

     A. Management Company shall use the Hotel solely for the operation of a hotel pursuant to the Marriott Standards, and for all activities in connection therewith which are customary and usual to such an operation.

     B. Management Company shall comply with and abide by all Legal Requirements pertaining to the operation of the Hotel, provided that: (i) all costs and expenses (other than those which are specifically described in clauses (ii) or (iii) of this Section 11.02 B) of such compliance shall be paid from Gross Revenues as Deductions in the computation of Operating Profit; (ii) all costs and expenses of compliance with Environmental Laws shall be paid as set forth in
Section 20.10; (iii) all costs and expenses of compliance with the Legal Requirements which are described in Section 8.03 A shall be paid as set forth in
Section 8.03; and (iv) Management Company shall have the right, but not the obligation, in its reasonable discretion, to contest or oppose, by appropriate proceedings, any such Legal Requirements (provided that the consent of Owner, not to be unreasonably withheld, shall be obtained prior to initiating any such proceedings which involve Owner's ownership interest in the Hotel in a material manner). The reasonable expenses of any such contest shall be paid from Gross Revenues as Deductions.

     11.03 Chain Services

     A. Management Company shall, beginning with the Effective Date and thereafter during the Term of this Agreement, cause to be furnished to the Hotel certain services ("Chain Services") which are furnished generally on a central or regional basis to other full service hotels in the Marriott chain. Chain Services shall include: (i) national sales office services; central training services; career development and relocation of management personnel; central advertising and promotion (including direct and image media and advertising administration); the Marriott national reservations system and the Marriott computer payroll and accounting services; and (ii) such additional central or regional services as are or may be, from time to time, furnished for the benefit of hotels in the Marriott chain or in substitution for services now performed at individual hotels which may be more efficiently performed on a group basis; provided, however, that services shall only be added to "Chain Services" pursuant to clause (ii) above if, and to the extent that, such services: (a) are not Central Office Services; (b) are not services relating to non-routine work (it being understood that the cost and expense of such non-routine services shall be Deductions as set forth in paragraph 6 of the definition of Operating Profit); and (c) are either (x) new services (i.e., not previously performed at or for the Hotel) or (y) services which theretofore had been performed at the Hotel, but which can be performed more efficiently and economically on a centralized or regional basis.

     B. Costs and expenses incurred in the providing of Chain Services shall be allocated on a fair and equitable basis among all Marriott hotels owned, leased or managed by Management Company in the United States. Such allocation shall be made without regard to any "caps" or other limitations on the amount which Management Company or its Affiliates may charge to a given hotel, pursuant to agreements which Management Company (or its Affiliates) may have with the owner of such hotel. Any excess of that portion of such costs and expenses which is fairly allocated to a given hotel over the "cap" which may be in effect with regard to that hotel shall be paid by Management Company from its own funds. Management Company shall make no profit from Chain Services. Upon Owner's written request, an explanation of the current Chain Services will be given to Owner, and the basis for the allocation of the charge for each Chain Service will be explained to Owner, in reasonable detail, at the time of the submission of the Annual Operating Statement (as more particularly set forth in Section 9.01).

     11.04 Owner's Right to Inspect

     Owner or its agents shall have access to the Hotel at any and all reasonable times for the purpose of inspection or showing the Hotel to prospective purchasers, tenants or Holders.

     11.05 Indemnity

     A. Management Company shall indemnify and hold harmless Owner (and any officer, director, employee, advisor, partner or shareholder of Owner) in respect of, and, at Owner's request, shall defend any action, cause of action, suit, debt, cost, expense (including, without limitation, reasonable attorneys' fees), claim or demand whatsoever brought or asserted by any third person whomsoever, at law or in equity, arising by reason of: (i) liabilities stemming from general corporate matters of Management Company or its Affiliates, to the extent the same are not directly and primarily related to the Hotel; (ii) infringement and other claims relating to the Proprietary Marks; (iii) if Management Company fails to maintain insurance coverage that it is required to maintain pursuant to this Agreement, the excess of the amount of any liability or loss that would have been covered over the amount of any applicable deductible; and (iv) the bad faith or willful misconduct of Management Company or its Affiliates, or any of their employees, servants or agents or other persons for whom they are responsible, resulting in a claim for bodily injury, death or property damage occurring on, in or in conjunction with the business of the Hotel, to the extent that such claim exceeds the insurance proceeds (including Hotel Retentions) which are available to pay such claim.

     B. If any claim, action or proceeding is made or brought against Owner, against which claim, action or proceeding Management Company shall be obligated to indemnify pursuant to the terms of this Agreement, then, upon demand by Owner, Management Company, at its sole cost and expense, shall resist or defend such claim, action or proceeding (in Owner's name, if necessary), using such attorneys as Owner shall approve, which approval shall not be unreasonably withheld. If, in Owner's reasonable opinion, (i) there exists a conflict of interest which would make it inadvisable to be represented by counsel for Management Company, or (ii) there are legal defenses available to Management Company that are different from or inconsistent with those available to Owner, or (iii) there are claims at issue which are not covered by Management Company's insurance, Owner shall be entitled to retain its own attorneys, and Management Company shall pay the reasonable fees and disbursements of such attorneys.

     C. Matters with respect to which Management Company has specifically agreed to indemnify Owner under other provisions of this Agreement (for example,
Section 14.01 regarding "Employee Claims", and Section 20.11 regarding environmental matters) are to be treated exclusively under such other provisions and not under this Section 11.05.

                               END OF ARTICLE XI




                                   ARTICLE XII
                                    INSURANCE


     12.01 Interim Insurance [Intentionally omitted]

     12.02 Property and Operational Insurance

     Management Company shall, commencing with the Effective Date and thereafter during the Term of this Agreement, procure and maintain, either with insurance companies of recognized responsibility or by legally qualifying itself as a self insurer, a minimum of the following insurance:

     A. Property insurance on the Hotel building(s) and contents against loss or damage by fire, lightning and all other risks covered by the usual extended coverage endorsement, all in an amount not less than one hundred percent (100%) of the replacement cost thereof (excluding the cost of foundations and excavations);

     B. Boiler and machinery insurance against loss or damage from explosion of boilers or pressure vessels to the extent applicable to the Hotel;

     C. Business interruption insurance covering loss of profits and necessary continuing expenses for interruptions caused by any occurrence covered by the insurance referred to in Section 12.02 A and B, which shall be of a type and in such amounts (but such coverage shall in no event be for less than one (1) year) as are generally established by Management Company at similar hotels it owns, leases or manages under the Marriott name in the United States;

     D. General liability insurance against claims for bodily injury, death or property damage occurring on, in, or in conjunction with the business of the Hotel, and automobile liability insurance on vehicles operated in conjunction with the Hotel, with a combined single limit for each occurrence of not less than One Hundred Million Dollars ($100,000,000); representatives of Management Company and Owner shall meet, at Owner's request, at intervals of approximately once every five (5) years, to review the adequacy of such limit;

     E. Workers' compensation and employer's liability insurance as may be required under applicable laws covering all of Management Company's employees at the Hotel;

     F. Fidelity bonds, with reasonable limits to be determined by Management Company, covering its employees in job classifications normally bonded in other similar hotels it leases or manages under the Marriott name in the United States or as otherwise required by law, and comprehensive crime insurance to the extent Management Company and Owner mutually agree it is necessary for the Hotel; and

     G. Such other insurance in amounts as Management Company and Owner, in their reasonable judgment, mutually deem advisable for protection against claims, liabilities and losses arising out of or connected with the operation of the Hotel.

     12.03 General Insurance Provisions

     A. All insurance described in Section 12.02 may be obtained by Management Company by endorsement or equivalent means under its blanket insurance policies, provided that such blanket policies substantially fulfill the requirements specified herein. Upon the request of either Owner or any Qualified Lender, representatives of the requesting party shall be entitled to examine, at Management Company's corporate headquarters, all insurance policies maintained by Management Company regarding the Hotel.

     B. Management Company may self insure or otherwise retain such risks or portions thereof as it does with respect to other similar hotels it owns, leases or manages under the Marriott name in the United States.

     C. All policies of insurance required under Section 12.02 shall be carried in the name of Management Company. The policies required under Sections 12.02 A, B, C and D shall include the Owner as an additional insured. Upon notice by the Owner, Management Company shall also have the policies required under Sections
12.02 A, B, C and D include any Qualified Lender as an additional insured. Any property losses thereunder shall be payable to the respective parties as their interests may appear. Any Mortgage on the Hotel shall contain provisions to the effect that proceeds of the insurance policies required to be carried under
Section 12.02 A and B shall, with respect to any casualty involving less than twenty-five percent (25%) of the replacement cost of the Hotel, be available for repair and restoration of the Hotel.

     D. Management Company shall deliver to the Owner certificates of insurance with respect to all policies so procured and, in the case of insurance policies about to expire, shall deliver certificates with respect to the renewal thereof.

     E. All certificates of insurance provided for under Article XII shall, to the extent obtainable, state that the insurance shall not be cancelled or materially changed without at least thirty (30) days' prior written notice to Owner.

     F. The term "Hotel Retention" shall mean the amount of any loss or reserve under Management Company's blanket insurance or self-insurance programs which is allocated to the Hotel, not to exceed the higher of (a) the maximum per occurrence limit established for similar hotels participating in such programs, or (b) the insurance policy deductible on any loss which may fall within high hazard classifications as mandated by the insurer (e.g., earthquake, flood, windstorm on coastal properties, etc.). If the Hotel is not a participant under Management Company's blanket insurance or self-insurance programs, "Hotel Retention" shall mean the amount of any loss or reserve allocated to the Hotel, not to exceed the insurance policy deductible.

     12.04 Cost and Expense

     A. [Intentionally omitted]

     B. Insurance premiums and any other costs or expenses with respect to the insurance or self-insurance required under Section 12.02, including any Hotel Retention, shall be paid from Gross Revenues as Deductions. To the extent that such costs or expenses include reimbursement by Management Company of its own costs or expenses, or those of one of its Affiliates, such costs or expenses shall be generally competitive (as calculated over the Term of this Agreement) with costs and expenses of non-affiliated entities providing similar services. Such premiums and costs shall be allocated on an equitable basis to the hotels participating under Management Company's blanket insurance or self-insurance programs. Any reserves, losses, costs or expenses which are uninsured shall be treated as a cost of insurance and shall be Deductions. Upon Termination, an escrow fund in an amount reasonably acceptable to Management Company shall be established from Gross Revenues (or, if Gross Revenues are not sufficient, with funds provided by Owner) to cover the amount of any Hotel Retention and all other costs which will eventually have to be paid by either Owner or Management Company with respect to pending or contingent claims, including those which arise after Termination for causes arising during the Term of this Agreement. Upon the final disposition of all such pending or contingent claims, any unexpended funds remaining in such escrow shall be paid to Owner.

     12.05 Owner's Option to Obtain Certain Insurance

     Owner may, at its option, by written notice to Management Company which shall be delivered no later than ninety (90) days prior to the natural expiration of the insurance policies which Management Company has obtained pursuant to Section 12.02 A, B and C, procure and maintain the insurance specified in Section 12.02 A, B and C (in which case Management Company shall allow such policies obtained by it under Section 12.02 A, B, and C to expire), subject to the following terms and conditions:

     A. All such policies of insurance shall be carried in the name of Owner, with Management Company as an additional insured. Any property losses thereunder shall be payable to the respective parties as their interests may appear. The documentation with respect to each Secured Loan shall contain provisions to the effect that proceeds of the insurance policies required to be carried under
Section 12.01 A and B shall be available for repair and restoration of the Hotel, to the extent required pursuant to Section 12.03 C. However, any Holder of such Secured Loan shall be entitled to impose reasonable conditions on the disbursement of insurance proceeds for the repair and/or restoration of the Hotel, including a demonstration by Owner and/or Management Company that the amount of such proceeds (together with other funds Owner agrees to make available) is sufficient for such purpose.

     B. Owner shall deliver to Management Company certificates of insurance with respect to all policies so procured and, in the case of insurance policies about to expire, shall deliver certificates with respect to the renewal thereof.

     C. All such certificates of insurance shall, to the extent obtainable, state that the insurance shall not be canceled or materially changed without at least thirty (30) days' prior written notice to the certificate holder.

     D. Premiums for such insurance coverage shall be treated as Deductions, provided that if the cost of such insurance procured by Owner exceeds the cost of Management Company's comparable coverage by more than ten percent (10%), all such excess costs shall be the sole responsibility of Owner and shall not be a Deduction.

     E. Should Owner exercise its option to procure the insurance described in this Section 12.05, Owner hereby waives its rights of recovery from Management Company or any of its Affiliates (and their respective directors, officers, shareholders, agents and employees) for loss or damage to the Hotel, and any resultant interruption of business.

     F. Should Owner exercise its right to obtain the insurance described in this Section 12.05, Owner acknowledges that Management Company is under no obligation to thereafter include the Hotel in its blanket insurance program (with respect to the coverage described in Section 12.02 A, B and C) for the balance of the Term of this Agreement. However, upon a Sale of the Hotel, a successor Owner shall have the right, notwithstanding the fact that the previous Owner may have obtained insurance in accordance with this Section 12.05, to have the Hotel included in Management Company's blanket insurance program (provided that the Hotel, as of that point in time, satisfies the applicable criteria for admission to such program, as established by the program's insurance carriers) by making a written request to Management Company for such inclusion not later than thirty (30) days after the date on which such party becomes the Owner.

     G. All insurance procured by Owner hereunder shall be obtained from reputable insurance companies reasonably acceptable to Management Company.

                               END OF ARTICLE XII




                                  ARTICLE XIII
                                      TAXES


     13.01 Real Estate and Personal Property Taxes

     A. Except as specifically set forth in subsection B below, all Impositions which accrue during the Term of this Agreement (or are properly allocable to such Term under generally accepted accounting principles) shall be paid by Management Company from Gross Revenues, as a Deduction, before any fine, penalty, or interest is added thereto or lien placed upon the Hotel or the Agreement, unless payment thereof is stayed. Owner shall within five (5) business days after the receipt of any invoice, bill, assessment, notice or other correspondence relating to any Imposition, furnish Management Company with a copy thereof. Management Company shall, within the earlier of thirty (30) days of payment or five (5) business days following written demand by Owner, furnish Owner with copies of official tax bills and assessments which Management Company has received, and evidence of payment or contest thereof. Either Owner or Management Company (in which case each party agrees to sign the required applications and otherwise cooperate with the other party in expediting the matter) may initiate proceedings to contest any Imposition, and all reasonable costs of any negotiations or proceedings with respect to any such contest shall be paid from Gross Revenues and shall be a Deduction in determining Operating Profit; provided, however, that neither party shall have the right to expend in excess of Five Thousand Dollars ($5,000) (to be adjusted by the GDP Deflator) with respect to any such negotiations or proceedings without the consent of the other party.

     B. The word "Impositions", as used in this Agreement, shall not include the following, all of which shall be paid solely by Owner, not from Gross Revenues nor from the FF&E Reserve:

     1. Any franchise, corporate, estate, inheritance, succession, capital levy or transfer tax imposed on Owner, or any income tax imposed on any income of Owner (including distributions to Owner pursuant to Article V hereof);

     2. Special assessments (regardless of when due or whether they are paid as a lump sum or in installments over time) imposed because of facilities which are constructed by or on behalf of the assessing jurisdiction (for example, roads, sidewalks, sewers, culverts, etc.) which directly benefit the Hotel (regardless of whether or not they also benefit other buildings), which assessments shall not be treated as Deductions, but rather shall be added to the Additional Invested Capital as of each payment by Owner with respect thereto;

     3. "Impact Fees" (regardless of when due or whether they are paid as a lump sum or in installments over time) which are required of Owner as a condition to the issuance of site plan approval, zoning variances or building permits, which impact fees shall not be treated as Deductions, but rather shall be added to the Additional Invested Capital as of each payment by Owner with respect thereto; and

     4. "Tax-increment financing" or similar financing whereby the municipality or other taxing authority has assisted in financing the construction of the Hotel by temporarily reducing or abating normal Impositions in return for substantially higher levels of Impositions at later dates.

     C. Owner shall have the right to require Management Company to establish an escrow account (with either any Qualified Lender or another entity reasonably acceptable to both Owner and Management Company) from which Impositions will be paid. Payments into such escrow account will be Deductions. Any interest which accrues on amounts deposited in such escrow account shall be added to the balance in such escrow account and used to pay Impositions.

                              END OF ARTICLE XIII




                                   ARTICLE XIV
                                 HOTEL EMPLOYEES


     14.01 Employees

     A. All personnel employed at the Hotel shall be the employees of Management Company. Subject to the provisions of this Agreement, Management Company shall have absolute discretion to hire, promote, supervise, direct, train and discharge all employees at the Hotel, to fix their compensation and, generally, establish and maintain all policies relating to employment; provided, however, that (i) all of the foregoing shall be in accordance with the Marriott Standards, and (ii) Management Company shall not enter into any written employment agreements with any person which purport to bind the Owner and/or purport to be effective regardless of a Termination, without obtaining Owner's prior consent which may be withheld in Owner's sole discretion. Management Company and Owner shall each comply with all Legal Requirements regarding labor relations; if either Management Company or Owner shall be required, pursuant to any such Legal Requirement, to recognize a labor union or to enter into collective bargaining with a labor union, the party so required shall promptly notify the other party pursuant to Section 20.09.

     B. Management Company shall decide which, if any, of the Hotel's employees shall reside at the Hotel (provided that Owner's prior approval shall be obtained if more than two (2) such employees and their immediate families reside at the Hotel), and shall be permitted to provide free accommodations and amenities to its employees and representatives living at or visiting the Hotel in connection with its management or operation. No person shall otherwise be given gratuitous accommodations or services without prior joint approval of Owner and Management Company except in accordance with usual practices of the hotel and travel industry.

     C. Any proposed settlement of any Employee Claim where the amount proposed to be offered to the employee by Management Company is in excess of the Settlement Threshold Amount shall be jointly approved by Management Company and Owner. In addition, Management Company shall give Owner a written notice (pursuant to Section 20.09) of any settlement of any Employee Claim where the settlement amount is below the Settlement Threshold Amount, but is in excess of Fifty Thousand Dollars ($50,000) (said dollar amount to be adjusted by the GDP Deflator). Any dispute between Owner and Management Company as to whether
Management Company's settlement recommendation is reasonable, where such proposed settlement is in excess of the Settlement Threshold Amount, shall be resolved by arbitration under Section 20.13 hereof; provided that Management Company shall have the right to settle any Employee Claim (prior to the arbitration on the reasonableness of the settlement, as described in this sentence) based on Management Company's recommendation, which shall be Management Company's reasonable estimate, in good faith, by using: (i) funds from Gross Revenues (as a Deduction) up to the amount of Owner's settlement recommendation, which shall be Owner's reasonable estimate, in good faith, and
(ii) Management Company's own funds to the extent Management Company's recommendation exceeds the amount described in subparagraph (i) above. Following the settlement of such Employee Claim, the parties will arbitrate under Section
20.13 the issue of whether Management Company's settlement recommendation was reasonable under the circumstances. If the arbitrators decide that Management Company's recommendation was reasonable, Management Company shall be entitled to reimburse itself from Gross Revenues (as a Deduction) in the amount of the funds advanced under subparagraph (ii) above, together with accrued interest thereon at the Prime Rate. If the arbitrators decide that Management Company's settlement recommendation was not reasonable, then Management Company shall not be entitled to any reimbursement of the amounts advanced by it under subparagraph (ii) above, nor to accrued interest thereon.

     D. Management Company shall pay from its own funds, and not from Gross Revenues, any Employee Claim where the basis of such Employee Claim is conduct by Management Company which: (i) is a substantial violation of the standards of responsible labor relations as generally practiced by prudent owners or operators of similar hotel properties in the general geographic area of the Hotel; and (ii) is not the isolated act of individual employees, but rather is a direct result of corporate policies of Management Company which either encourage or fail to discourage such conduct. In addition, Management Company shall indemnify, defend and hold harmless Owner from and against any fines or judgments arising out of such conduct, and all Litigation expenses (including reasonable attorneys' fees and expenses) incurred in connection therewith. Any dispute between Owner and Management Company as to whether or not certain conduct by Management Company is not in accordance with the aforesaid standards shall be resolved by arbitration under Section 20.13 hereof. The arbitration proceedings described in the preceding sentence shall be conducted independently of any arbitration proceedings with respect to such Employee Claim pursuant to the applicable employment-related contract and/or pursuant to Section 14.01 C of this Agreement.

     E. With respect to all Litigation or arbitration involving Employee Claims in which both Management Company and Owner are involved as actual or potential defendants, Management Company shall have exclusive and complete responsibility (subject to the rights of Owner to approve certain settlements, as set forth in Section 14.01 C) for the resolution of such Employee Claims. In the event that any Employee Claim is made against Owner, but not against Management Company, Owner shall give notice to Management Company of the Employee Claim in a timely manner so as to avoid any prejudice to the defense of the Employee Claim, provided that Management Company shall in all events be so notified within twenty (20) days after the date such Employee Claim is made against Owner. Management Company will thereafter assume exclusive and complete responsibility for the resolution of such Employee Claim.

     F. At Termination, other than by reason of an Event of Default of Management Company hereunder, an escrow fund shall be established from Gross Revenues (or, if Gross Revenues are not sufficient, with funds provided by Owner) to reimburse Management Company for all costs and expenses incurred by Management Company which arise out of either the transfer or the termination of employment of Management Company's employees at the Hotel, such as reasonable transfer costs, severance pay, unemployment compensation and other employee liability costs.

         G. Management Company (and not Owner) shall have the power to hire, dismiss or transfer the general manager of the Hotel, provided, however, that Management Company shall keep Owner reasonably informed and shall give Owner the opportunity to participate in the process with respect to any such hiring, dismissal or transfer, as follows:

     1. Owner shall be given at least forty-five (45) days' prior notice of any proposed hiring, dismissal or transfer of the general manager (except that such notice period shall be appropriately shortened in the event that such dismissal is the result of a violation of a Legal Requirement or of Management Company's policies, or is the result of similar extraordinary circumstances which, in the reasonable judgment of Management Company, necessitate such shorter notice period).

     2. Prior to any dismissal or transfer of the general manager, Owner shall be notified and Owner shall be advised of the reason for such proposed dismissal or transfer of the general manager and of the qualifications of any proposed replacement manager. Owner shall be given a period of ten (10) days within which to interview the proposed general manager. Owner shall be given the opportunity to meet with the appropriate executive of Management Company to discuss the advisability of effectuating any proposed hiring, dismissal or transfer and any possible alternatives thereto. Management Company shall consider in good faith the opinions and requests of Owner with respect to such matters and, if Management Company elects not to implement any such request, Management Company shall explain its decision to Owner in reasonable detail. H. Management Company shall give Owner the opportunity to provide to Management Company an evaluation of the performance of the general manager of the Hotel, which shall be provided reasonably in advance of the date of Management Company=s annual review of the general manager. Management Company shall consider such evaluation by Owner in good faith, and shall explain in reasonable detail to Owner how Management Company=s evaluation of the general manager differs (if at all) from such evaluation by Owner.

                               END OF ARTICLE XIV




                                   ARTICLE XV
                     DAMAGE, CONDEMNATION AND FORCE MAJEURE


     15.01 Damage and Repair

     A. If, during the Term hereof, the Hotel is damaged or destroyed by fire, casualty or other cause, Owner shall, with all reasonable diligence, to the extent that proceeds from the insurance described in Section 12.02 are available (subject to the provisions of any Mortgage encumbering the Hotel, but with the limitations described in Section 12.03 C) for such purpose, repair or replace the damaged or destroyed portion of the Hotel to the same condition as existed previously.

     B. In the event damage or destruction to the Hotel from any cause materially and adversely affects the operation of the Hotel and Owner fails to timely (subject to Force Majeure, and subject to unreasonable delays caused by Management Company, including unreasonable delays in adjusting the insurance claim with the carriers which participate in Management Company's blanket insurance program) commence and complete the repairing, rebuilding or replacement of the same so that the Hotel shall be substantially the same as it was prior to such damage or destruction, Management Company may, at its option, elect to terminate this Agreement upon one hundred twenty (120) days' written notice.

     15.02 Condemnation

     A. In the event all or substantially all of the Hotel shall be taken in any eminent domain, condemnation, compulsory acquisition, or similar proceeding by any competent authority for any public or quasi-public use or purpose, or in the event a portion of the Hotel shall be so taken, but the result is that it is unreasonable to continue to operate the Hotel, this Agreement shall terminate.

     B. In the event a portion of the Hotel shall be taken by the events described in Section 15.02 A, or the entire Hotel is affected but on a temporary basis, and the result is not to make it unreasonable to continue to operate the Hotel, this Agreement shall not terminate. However, so much of any award for any such partial taking or condemnation as shall be necessary to render the Hotel equivalent to its condition prior to such event shall be used for such purpose; the balance of such award, if any, shall be fairly and equitably apportioned between Owner and Management Company in accordance with their respective interests. The Owner's Investment shall be reduced by that portion of the total amount (if any) received by Owner pursuant to this Section 15.02 B which is not used to restore the Hotel; in addition, the Performance Termination Threshold shall be reduced by an amount equal to eight percent (8%) of such total amount (if any) received by Owner pursuant to this Section 15.02 B which is not used to restore the Hotel.

     C. In the event of any proceeding described in Section 15.02 A or B, Owner and Management Company shall each have the right to initiate such proceedings as they deem advisable to recover any damages to which they may be entitled; provided, however, that Management Company shall be entitled to retain the award or compensation it may obtain through proceedings which are conducted separately from those of Owner only if such award or compensation does not reduce the award or compensation otherwise available to Owner. For this purpose, any award or compensation received by any Holder shall be deemed to be an award or compensation received by Owner.

     15.03 Force Majeure

     A. The withdrawal or revocation of any License which is material to the operation of the Hotel in accordance with the Marriott Standards, where such withdrawal or revocation (i) is not due to the fault of either Management
Company or Owner, and (ii) is not otherwise within the reasonable control of either Management Company or Owner, shall not be an Event of Default under
Article XVI of this Agreement. Management Company and Owner shall each, in good faith, use all commercially reasonable efforts (including the diligent pursuit of all available appeals), during the period of one hundred twenty (120) days after the date of such withdrawal or revocation, to have such License reinstated. If, notwithstanding such efforts, such License is not reinstated prior to the expiration of the aforesaid period of one hundred twenty (120) days, either Owner or Management Company shall have the right, at its option, to terminate this Agreement upon no less than sixty (60) days' notice to the other party; provided, however, that the terminating party must deliver such notice of Termination to the other party by no later than ninety (90) days after the expiration of such one hundred twenty (120) day period; and provided further, that no such Termination shall be effective if, prior to the effective date of such Termination, such License is reinstated or such withdrawal or revocation of such License is stayed.

     B. If an order, judgment or directive by a court or administrative body is issued, in connection with any Litigation involving Owner, which restricts or prevents Management Company, in a material adverse manner, from operating the Hotel in accordance with the Marriott Standards, and which, in Management Company's reasonable opinion, will have a significant adverse effect upon operations of the Hotel, Management Company shall be entitled, at its option, to terminate this Agreement upon sixty (60) days' written notice; provided, however, that Management Company shall (if it so elects) deliver such notice of Termination to Owner by no later than ninety (90) days after the issuance of such order, judgment or directive (or, if such order, judgment or directive is appealed, within ninety (90) days after the final disposition of such appeal).

                                END OF ARTICLE XV




                                   ARTICLE XVI
                                    DEFAULTS


     16.01 Definition of "Default"

     Any one or more of the following shall constitute a "Default," to the extent permitted by applicable law:

     A. The filing of a voluntary petition in bankruptcy or insolvency or a petition for reorganization under any bankruptcy law by either party, or the admission by either party that it is unable to pay its debts as they become due;

     B. The consent to an involuntary petition in bankruptcy or the failure to vacate, within ninety (90) days from the date of entry thereof, any order approving an involuntary petition by either party;

     C. The entering of an order, judgment or decree by any court of competent jurisdiction, on the application of a creditor, adjudicating either party as bankrupt or insolvent or approving a petition seeking reorganization or appointing a receiver, trustee, or liquidator of all or a substantial part of such party's assets, and such order, judgment or decree's continuing unstayed and in effect for any period of ninety (90) days;

     D. The failure of either party to make any payment required to be made in accordance with the terms of this Agreement, as of the due date which is specified in this Agreement;

     E. The failure of either party to perform, keep or fulfill any of the other covenants, undertakings, obligations or conditions set forth in this Agreement.

     16.02 Definition of "Event of Default"

     A. Upon the occurrence of any Default by either party hereto (hereinafter referred to as the "defaulting party") under Section 16.01 A, B or C, such Default shall immediately and automatically, without the necessity of any notice to the defaulting party, constitute an "Event of Default" under this Agreement.

     B. Upon the  occurrence of any Default by a defaulting  party under Section
16.01 D, such Default shall constitute an "Event of Default" under this Agreement if the defaulting party fails to cure such Default within ten (10) days after written notice from the non-defaulting party specifying such Default and demanding such cure.

     C. Upon the  occurrence of any Default by either party hereto under Section
16.01 E, such Default shall constitute an "Event of Default" under this Agreement if the defaulting party fails to cure such Default within thirty (30) days after written notice from the non-defaulting party specifying such Default and demanding such cure, or, if the Default is such that it cannot reasonably be cured within said thirty (30) day period of time, if the defaulting party fails to commence the cure of such Default within said thirty (30) day period of time or thereafter fails to diligently pursue such efforts to completion.

     16.03 Remedies Upon an Event of Default

     A. Upon the  occurrence  of an Event of  Default  under the  provisions  of
Section 16.02, the non-defaulting party shall have the right to pursue any one or more of the following courses of action: (i) in the event of a material breach by the defaulting party of its obligations under this Agreement, to terminate this Agreement by written notice to the defaulting party, which termination shall be effective as of the effective date which is set forth in said notice, provided that said effective date shall be at least thirty (30) days after the date of said notice; and provided further that, if the defaulting party is the employer of all or a substantial portion of the employees at the Hotel, the foregoing period of thirty (30) days shall be extended to seventy-five (75) days (or such longer period of time as may be necessary under applicable Legal Requirements pertaining to termination of employment); (ii) to institute forthwith any and all proceedings permitted by law or equity, including, without limitation, actions for specific performance and/or damages; and (iii) to avail itself of any one or more of the other remedies described in this Section 16.03.

     B. Upon the occurrence of a Default by either party under the provisions of
Section 16.01 D, the amount owed to the non-defaulting party shall accrue interest, at the Interest Rate, from and after the date on which such payment was originally due to the non-defaulting party.

     C. The rights granted hereunder are intended to be cumulative, and shall not be in substitution for, but shall be in addition to, any and all rights and remedies available to the non-defaulting party (including, without limitation, injunctive relief and damages; provided that the satisfaction of damage awards against Owner shall be limited by the provisions of Section 16.04) by reason of applicable provisions of law or equity.

     16.04 Owner's Estate

     Notwithstanding any other provision of this Agreement, in the event of any Event of Default by Owner pursuant to the terms of this Agreement, Management Company shall look only to Owner's estate and interest in the Site and the Hotel (which shall, for this purpose, include (i) amounts deposited in the Operating Accounts and in the FF&E Reserve, and (ii) accounts receivable) for the satisfaction of a money judgment against Owner resulting from such Event of Default, and no other property or assets of Owner, or of its partners, officers, directors, shareholders or principals, shall be subject to levy, execution or other enforcement procedure for the satisfaction of such judgment. Management Company's right to look to Owner's estate and interest in the Site and the Hotel for satisfaction of such a money judgment against Owner shall survive Termination and shall not be affected by any one or more Sales of the Hotel. Nothing contained in this Section 16.04 shall be deemed to affect or diminish Management Company's remedies under this Article XVI other than money damages against Owner (including, without limitation, Termination of this Agreement).

                               END OF ARTICLE XVI




                                  ARTICLE XVII
                          WAIVER AND PARTIAL INVALIDITY


     17.01 Waiver

     The failure of either party to insist upon a strict performance of any of the terms or provisions of this Agreement, or to exercise any option, right or remedy herein contained, shall not be construed as a waiver or as a relinquishment for the future of such term, provision, option, right or remedy, but the same shall continue and remain in full force and effect. No waiver by either party of any term or provision hereof shall be deemed to have been made unless expressed in writing and signed by such party.

     17.02 Partial Invalidity

     If any portion of this Agreement shall be declared invalid by order, decree or judgment of a court, this Agreement shall be construed as if such portion had not been inserted herein except when such construction would operate as an undue hardship on Management Company or Owner, or constitute a substantial deviation from the general intent and purpose of said parties as reflected in this Agreement.

                               END OF ARTICLE XVII




                                  ARTICLE XVIII
                                   ASSIGNMENT


     18.01 Assignment

     A. Management Company shall not assign or transfer its management responsibilities under this Agreement without the prior written consent of Owner; provided, however, that Management Company shall have the right, without such consent, to (1) assign its interest in this Agreement to any of its Affiliates, and any such Affiliate shall be deemed to be the Management Company for the purposes of this Agreement, and (2) sublease shops or grant licenses or concessions at the Hotel so long as the terms of any such subleases, licenses or concessions are consistent with the provisions of Section 2.02. In the event of such an assignment by Management Company of its interest in this Agreement to an Affiliate, the Management Company which is named in the Preamble to this
Agreement: (i) shall automatically be deemed to guarantee the performance of such Affiliate under this Agreement; (ii) shall, at the request of Owner, execute a guaranty, in form and substance reasonably satisfactory to both parties, of the performance of such Affiliate under this Agreement (provided that the failure of Owner to obtain an executed guaranty pursuant to this clause
(ii) shall not affect the validity or enforceability of the guaranty which is automatically created pursuant to clause (i); and provided further, that, when Owner does so receive an executed guaranty pursuant to this clause (ii), such executed guaranty shall be deemed to have superseded the guaranty described in clause (i) above); and (iii) shall make available to such Affiliate, in connection with the performance by such Affiliate under this Agreement, Management Company's skill, personnel, facilities and resources.

     B. Owner shall not assign or transfer its interest in this Agreement other than (i) in connection with a Sale of the Hotel which complies with the provisions of Article XIX hereof, or (ii) as set forth in Section 18.01 C.

     C. Nothing contained herein shall prevent (i) the collateral assignment of this Agreement by Owner as security for any Mortgage which complies with the provisions of Section 3.01; or (ii) the transfer of this Agreement in connection with a merger or consolidation or a sale of all or substantially all of the assets of either party, provided that (x) if such transfer is by Owner, the provisions of Article XIX hereof shall be complied with, and (y) if such transfer is by Management Company, such transfer is being done as a part of a merger or consolidation or a sale of all or substantially all of the business which consists of managing the Marriott Hotel System.

     D. In the event either party consents to an assignment of this Agreement by the other, no further assignment shall be made without the express consent in writing of such party, unless such assignment may otherwise be made without such consent pursuant to the terms of this Agreement.

     E. An assignment (either voluntarily or by operation of law) by Owner of its interest in this Agreement (in compliance with Article XVIII) shall not relieve Owner from its obligations under this Agreement which accrued prior to the date of such assignment, but shall relieve Owner of such obligations accruing after such date, if the assignment complies with Section 18.01 B and if Management Company has received an assumption agreement executed by the assignee (in form and substance reasonably satisfactory to Management Company). An assignment (either voluntarily or by operation of law) by Management Company of its interest in this Agreement shall not relieve Management Company from its obligations under this Agreement, unless Owner so agrees in writing.

     F. Subject to the provisions of this Article XVIII, the terms and conditions of this Agreement shall inure to the benefit of, and be binding upon, the respective successors, heirs, legal representatives, or assigns of each of the parties hereto.

                              END OF ARTICLE XVIII




                                   ARTICLE XIX
                                SALE OF THE HOTEL


     19.01 Sale of the Hotel

     A. Owner shall not enter into any Sale of the Hotel to any individual or entity which: (i) does not have sufficient financial resources and liquidity to fulfill Owner's obligations under this Agreement; (ii) is in control of or controlled by persons who have been convicted of felonies involving moral turpitude in any state or federal court; or (iii) is engaged in the business of operating (as distinguished from owning) a branded hotel chain having five thousand (5,000) or more guestrooms in competition with Management Company. An individual or entity shall not be deemed to be in the business of operating hotels in competition with Management Company solely by virtue of (x) the ownership of such hotels, either directly or indirectly through subsidiaries, affiliates and partnerships, or (y) holding a Mortgage or Mortgages secured by one or more hotels. Notwithstanding the foregoing, if Owner or an Affiliate of Owner is a corporation whose shares are listed on a public stock exchange, and if a Sale of the Hotel occurs as a result of purchases of such shares, through such public stock exchange, in sufficient quantities to cause a transfer of the "controlling interest" in Owner (as described in the definition of "Sale of the Hotel"), and if such Sale of the Hotel is not in compliance with the provisions of this Section 19.01 A, Management Company shall have the right, at its option, to terminate this Agreement by written notice to Owner (as more particularly described in Section 19.01 B), but such non-compliance with this Section 19.01 A shall not be an Event of Default nor shall it subject Owner to claims for damages by Management Company pursuant to Article XVI.

     B. If Owner receives a bona fide written offer to enter into a Sale of the Hotel, Owner shall give written notice thereof to Management Company, stating the name of the prospective purchaser or tenant, as the case may be. Such notice shall include appropriate information relating to such prospective purchaser or tenant demonstrating compliance with the provisions of Section 19.01 A; if Management Company reasonably requests additional information, Owner shall promptly furnish such information to Management Company. If Management Company decides that a Sale of the Hotel to such prospective purchaser or tenant would violate the provisions of Section 19.01 A, Management Company shall so notify Owner by no later than thirty (30) days after receipt of such notice; provided, however, that any decision by Management Company regarding any such prospective purchaser or tenant shall not be binding if the information furnished by Owner pursuant to the preceding sentence is inaccurate. Concurrently with the finalization of such Sale of the Hotel, the purchaser or tenant, as the case may be, shall, by appropriate instrument reasonably satisfactory to Management Company, assume all of Owner's obligations hereunder. An executed copy of such assumption agreement shall be delivered to Management Company. If the proposed Sale of the Hotel would violate the provisions of Section 19.01 A, Owner will not enter into any agreement relating to such Sale of the Hotel. However, if Owner does enter into such an agreement, Management Company shall have the right to terminate this Agreement by written notice to Owner, which notice will set an effective date for such Termination not earlier than thirty (30) days, nor more than one hundred twenty (120) days, following the date of the giving of such notice. Management Company shall have the right to change such effective date of Termination to coincide with the date of the finalization of the proposed Sale of the Hotel. At Management Company's election, said notice of Termination shall not be effective if such Sale of the Hotel is not finalized. If such Termination by Management Company results from a Default by Owner under Section 19.01 A, such Termination shall not relieve Owner (except as otherwise set forth to the contrary in the last sentence of Section 19.01 A) of liability to Management Company for such Default.

     C. In connection with the possibility of a Sale of the Hotel achieved by means of a transfer of the controlling interest in Owner, Owner, upon written request of Management Company, shall (unless Owner is a publicly-traded corporation which is registered under Section 12 or Section 15 of the Securities Act of 1934) furnish Management Company with a list of the names and addresses of the owners of the capital stock (but only those owners which hold an ownership interest of thirty percent (30%) or more), or the partnership interests (both (i) general partner, and (ii) any limited partner holding an ownership interest of thirty percent (30%) or more), or other ownership interests in Owner. In addition, Owner shall notify Management Company of any transaction or series of transactions in which Owner reduces its ownership interest in the Hotel below fifty percent (50%) or in which the former controlling interest in Owner is reduced below fifty percent (50%). Management Company agrees that it will treat all such lists confidential in accordance with the provisions of Section 20.04.

     D. It is understood that no Sale of the Hotel (which is otherwise in compliance with the provisions of this Article XIX) shall reduce or otherwise affect: (i) the current level of Working Capital; (ii) the current amount deposited in the FF&E Reserve; or (iii) any of the Operating Accounts maintained by Management Company pursuant to this Agreement. If, in connection with any Sale of the Hotel, the selling Owner intends to withdraw, for its own use, any of the cash deposits described in the preceding sentence, the selling Owner must obtain the contractual obligation of the buying Owner to replenish those deposits (in the identical amounts) simultaneously with such withdrawal. The selling Owner is hereby contractually obligated to Management Company to ensure that such replenishment in fact occurs. The obligations described in this
Section 19.01 D shall survive such Sale of the Hotel and shall survive Termination.

     E. Management Company shall have the right to terminate this Agreement, on thirty (30) days' written notice, if title to or possession of the Hotel is transferred by judicial or administrative process (including, without limitation, a Foreclosure, or a sale pursuant to an order of a bankruptcy court, or a sale by a court-appointed receiver) to an individual or entity which would not qualify as a permitted transferee under clause (i), (ii) or (iii) of Section
19.01 A, regardless of whether or not such transfer is the voluntary action of the transferring Owner, or whether (under applicable law) the Owner is in fact the transferor; provided, however, that Management Company shall not have the right to so terminate this Agreement based on the assertion that a Qualified Lender fails to so qualify as a permitted transferee under said clauses (i),
(ii) or (iii) of Section 19.01 A.

                               END OF ARTICLE XIX




                                   ARTICLE XX
                                  MISCELLANEOUS


     20.01 Right to Make Agreement

     A. Each party warrants, with respect to itself, that neither the execution of this Agreement nor the finalization of the transactions contemplated hereby shall: (i) violate any provision of law or any judgment, writ, injunction, order or decree of any court or governmental authority having jurisdiction over it;
(ii) result in or constitute a breach or default under any indenture, contract, other commitment or restriction to which it is a party or by which it is bound, to the extent that the remedies for such breach or default would have a material adverse effect on such party's ability to perform under this Agreement; or (iii) require any consent, vote or approval which has not been taken, or at the time of the transaction involved shall not have been given or taken. Each party covenants that it has and will continue to have throughout the Term of this Agreement and any extensions thereof, the full right to enter into this Agreement and perform its obligations hereunder.

     B. Each party agrees that it will, as of the Effective Date, provide the other party with: (i) certified copies of the applicable resolutions of its board of directors (if it is a corporation), or written authorization by all general partners (if it is a partnership) or other appropriate documentation establishing its authority to execute this Agreement; and (ii) such opinions of counsel as the other party shall reasonably request regarding the matters described in this Section 20.01.

     20.02 Consents

     Wherever in this Agreement the consent or approval of Owner or Management Company is required, such consent or approval shall (except to the extent that such consent or approval is specifically designated as being "within the discretion" of a party, or words to that effect, in the applicable provision) not be unreasonably withheld, shall be in writing and shall be executed by a duly authorized officer or agent of the party granting such consent or approval. If either Owner or Management Company fails to respond within thirty (30) days to a request by the other party for a consent or approval, such consent or approval shall be deemed to have been given.

     20.03 Independent Contractor

     The relationship of Owner and Management Company in respect to management of the Hotel shall be one of an independent contractor whereby management should act on behalf of Owner, solely for Owner=s account and upon Owner=s credit. Nothing contained in this Agreement shall be construed to create a partnership or joint venture or agency relationship between them or their successors in interest. Nothing contained herein shall prohibit, limit or restrict Management Company or any of its Affiliates from developing, owning, operating, leasing, managing or franchising hotels in the market area where the Hotel is located, and Management Company and its Affiliates hereby specifically reserve the right to do any of the foregoing.

     20.04 Confidentiality

     The parties hereto agree that the matters set forth in this Agreement are strictly confidential and each party will make every effort to ensure that such matters are not disclosed to any outside person or entities (including the press) without the written consent of the other party; provided, however, that such consent will not be required with respect to: (i) legally required filings and other disclosures mandated by Legal Requirements; and (ii) in the case of Owner, disclosure to any Qualified Lender or prospective Qualified Lender, or to prospective purchasers of the Hotel (subject to the provisions of Section 20.05, if applicable).

     20.05 Equity and Debt Offerings

     No reference to Management Company or to any of its Affiliates will be made in any prospectus, private placement memorandum, offering circular or offering documentation related thereto (herein collectively referred to as the "Prospectus"), issued by Owner or one of its Affiliates, which is designed to interest potential investors or lenders in the Hotel, unless Management Company has previously received a copy of all such references. However, regardless of whether Management Company does or does not so receive a copy of all such references, neither Management Company nor any of its Affiliates will be deemed a sponsor of the offering described in the Prospectus, nor will it have any responsibility for the Prospectus, and the Prospectus will so state. Unless Management Company agrees in advance, the Prospectus will not include: (i) any Proprietary Mark; or (ii) except as required by applicable securities laws, the text of this Agreement. Owner shall be entitled, however, to include in the Prospectus an accurate summary of this Agreement. If there are no Legal Requirements pursuant to which such information must be publicly disclosed, appropriate measures shall be taken to ensure that entities or individuals receiving such Prospectus shall acknowledge the confidentiality of such information. Owner shall indemnify, defend and hold Management Company and its Affiliates (and their respective directors, officers, shareholders, employees and agents) harmless from and against all loss, costs, liability and damage (including attorneys' fees and expenses, and the cost of Litigation) arising out of any Prospectus or the offering described therein.

     20.06 Applicable Law

     This Agreement shall be construed under and shall be governed by the laws of the state of Georgia.

     20.07 Recordation

     The terms and provisions of this Agreement shall run with the land designated as the Site, and with Owner's interest therein, and shall be binding upon all successors to such interest. At the request of either party, the parties shall execute an appropriate memorandum of this Agreement in recordable form and cause the same to be recorded in the jurisdiction where the Hotel is located. Any cost of such recordation shall be borne by Management Company.

     20.08 Headings

     Headings of Articles and Sections are inserted only for convenience and are in no way to be construed as a limitation on the scope of the particular Articles or Sections to which they refer.

     20.09 Notices

     Notices, statements and other communications to be given under the terms of this Agreement shall be in writing, and shall be either (i) delivered by hand against receipt, or (ii) sent by certified or registered mail, postage prepaid, return receipt requested or (iii) sent by either Federal Express or by "fax" machine (provided that, in either case, a confirmatory copy is thereafter sent by certified or registered mail):

                  To Owner:

                  HMA Realty Limited Partnership
                  c/o Host Marriott Corporation
                  10400 Fernwood Road
                  Bethesda, Maryland 20817
                  Attn:  Law Department 923

                  with a copy to:

                  HMA Realty Limited Partnership
                  c/o Host Marriott Corporation
                  10400 Fernwood Road
                  Bethesda, Maryland 20817
                  Attn:  Asset Management Department
                              72-908

                  To Management Company:

                  New Marriott MI, Inc.
                  10400 Fernwood Road
                  Bethesda, Maryland 20817
                  Attn:  Law Department/Lodging Operations 52/923

                  with a copy to:

                  New Marriott MI, Inc.
                  10400 Fernwood Road
                  Bethesda, Maryland 20817
                  Attn:  Senior Vice President-Finance
                  Marriott Hotels, Resorts & Suites


     or at such other address as is from time to time designated by the party receiving the notice. Any such notice which is properly mailed, as described above, shall be deemed to have been served as of three (3) business days after said posting.

     20.10 Environmental Matters

     A. Management Company shall indemnify, defend and hold Owner and its Affiliates (and their respective directors, officers, shareholders, employees and agents) harmless from and against all loss, cost, liability and damage (including, without limitation, engineers' and attorneys' fees and expenses, and the cost of Litigation) arising from the placing, discharge, leakage, use or storage of Hazardous Materials, in violation of applicable Environmental Laws, on the Site or in the Hotel by Management Company's employees, representatives or agents during the Term of this Agreement. Regardless of whether or not a given Hazardous Material is permitted on the Site under applicable Environmental Law, Management Company shall only bring on the Site such Hazardous Materials as are needed in the normal course of business of the Hotel.

     B. In the event of the discovery of Hazardous Materials on any portion of the Site or in the Hotel during the Term of this Agreement, Owner shall (except to the extent such removal is Management Company's responsibility pursuant to
Section 20.10 A) promptly remove (if required by applicable Environmental Law) such Hazardous Materials, together with all contaminated soil and containers, and shall otherwise remedy the problem in accordance with all Environmental Laws. Owner shall (except to the extent that the removal of such Hazardous Materials is Management Company's responsibility pursuant to Section 20.10 A) indemnify, defend and hold Management Company and its Affiliates (and their respective directors, officers, shareholders, employees and agents) harmless from and against all loss, cost, liability and damage (including, without limitation, engineers' and attorneys' fees and expenses, and the cost of Litigation) arising from the presence of Hazardous Materials on the Site or in the Hotel.

     C. All costs and expenses of the removal of Hazardous Materials from the Site or the Hotel pursuant to Section 20.10 B, and of the aforesaid compliance with all Environmental Laws, and any amounts paid to Management Company pursuant to the indemnity set forth in the last sentence of Section 20.10 B, shall be paid by Owner from its own funds, not as a Deduction nor from the FF&E Reserve, and shall be treated as an expenditure by Owner pursuant to Section 8.03.

     20.11 Estoppel Certificates

     Each party to this Agreement shall at any time and from time to time, upon not less than thirty (30) days' prior notice from the other party, execute, acknowledge and deliver to such other party, or to any third party specified by such other party, a statement in writing: (a) certifying that this Agreement is unmodified and in full force and effect (or if there have been modifications, that the same, as modified, is in full force and effect and stating the modifications); (b) stating whether or not to the best knowledge of the certifying party (i) there is a continuing default by the non-certifying party in the performance or observance of any covenant, agreement or condition contained in this Agreement, or (ii) there shall have occurred any event which, with the giving of notice or passage of time or both, would become such a default, and, if so, specifying each such default or occurrence of which the certifying party may have knowledge; and (c) stating such other information as the non-certifying party may reasonably request. Such statement shall be binding upon the certifying party and may be relied upon by the non-certifying party and/or such third party specified by the non-certifying party as aforesaid. The obligations set forth in this Section 21.11 shall survive Termination (that is, each party shall, on request, within the time period described above, execute and deliver to the non-certifying party and to any such third party a statement certifying that this Agreement has been terminated).

     20.12 [Intentionally Omitted}

     20.13 Arbitration

     A. In the event of a dispute between Owner and Management Company with respect to any issue of fact specifically mentioned herein as a matter to be decided by arbitration, such dispute shall be determined by arbitration as provided in this Section 20.13.

     B. Disputes shall be resolved in accordance with the Commercial Arbitration Rules of the American Arbitration Association then pertaining. The decision of the arbitrators shall be binding, final and conclusive on the parties.

     C. Owner and Management Company shall each appoint and pay all fees of a fit and impartial person as arbitrator who shall have had at least ten (10) years' recent professional experience in the general subject matter of the dispute. Notice of such appointment shall be sent in writing by each party to the other, and the arbitrators so appointed, in the event of their failure to agree within thirty (30) days after the appointment of the second arbitrator upon the matter so submitted, shall appoint a third arbitrator. If either Owner or Management Company shall fail to appoint an arbitrator, as aforesaid, for a period of twenty (20) days after written notice from the other party to make such appointment, then the arbitrator appointed by the party having made such appointment shall appoint a second arbitrator and the two so appointed shall, in the event of their failure to agree upon any decision within thirty (30) days thereafter, appoint a third arbitrator. If such arbitrators fail to agree upon a third arbitrator within forty-five (45) days after the appointment of the second arbitrator, then such third arbitrator shall be appointed by the American Arbitration Association from its qualified panel of arbitrators, and shall be a person having at least ten (10) years' recent professional experience as to the subject matter in question. The fees of the third arbitrator and the expenses incident to the proceedings shall be borne equally between Owner and Management Company, unless the arbitrators decide otherwise. The fees of respective counsel engaged by the parties, and the fees of expert witnesses and other witnesses called for the parties, shall be paid by the respective party engaging such counsel or calling or engaging such witnesses.

     D. The decision of the arbitrators shall be rendered within thirty (30) days after appointment of the third arbitrator. Such decision shall be in writing and in duplicate, one counterpart thereof to be delivered to Owner and one to Management Company. A judgment of a court of competent jurisdiction may be entered upon the award of the arbitrators in accordance with the rules and statutes applicable thereto then obtaining.

     20.14 Affiliates

     Except as otherwise specifically set forth in this Agreement, Management Company shall be entitled to contract with one or more of its Affiliates to provide goods and/or services to the Hotel only if the prices and/or fees paid to any such Affiliate are competitive with the prices and/or fees currently being paid to reputable and qualified parties which are not Affiliates of Management Company. In determining, pursuant to the foregoing sentence, whether such prices and/or fees are competitive, the goods and/or services which are being purchased shall be grouped in reasonable categories, rather than being compared item by item.

     20.15 Entire Agreement

     This Agreement, together with other writings signed by the parties which are expressly stated to be supplemental hereto and together with any instruments to be executed and delivered pursuant to this Agreement, supersedes the Prior Management Agreement and constitutes the entire agreement between the parties, and supersedes all prior written and oral understandings. This Agreement may be amended only by a writing signed by both parties hereto.

     20.16 Owner Communications

     Any communications to and from Owner shall be made only through Owner=s Managing Partner, Atlanta Marriott Marquis Limited Partnership.

     20.17 Third Party Beneficiary

     Portman shall be deemed to be a third party beneficiary of this Agreement for the purpose of enabling Portman to enforce the agreement or rights extended to him in Sections 8.02C and 8.06.

                                END OF ARTICLE XX









     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first written above.

Attest:                             HMA REALTY LIMITED PARTNERSHIP
                                    ("Owner")


/s/  Bonnie Freeman                     By: HMA - GP, INC.
Assistant Secretary


                                        By:  /s/  Christopher G. Townsend
                                        Name:  Christopher G. Townsend
                                        Title: Vice President


Attest:                                 NEW MARRIOTT MI, INC.
                                        ("Management Company")


/s/  Carolyn Colton                     By  /s/  Raymond G. Murphy
Assistant Secretary                     Vice President









                       EXHIBIT "A" TO MANAGEMENT AGREEMENT


                Location of Hotel; Legal Description of the Site


         ALL THAT TRACT or parcel of land lying and being in Land Lot 51 of the 14th District of Fulton County, Georgia, containing 3.58 acres, same being more particularly described as follows:

         TO FIND THE TRUE POINT OF BEGINNING, begin at a drill hole set which marks the intersection of the northerly Right-of-Way Line of Harris Street (Sixty (60') foot Right-of-Way) with the easterly Right-of-Way Line of Peachtree Center Avenue (Sixty (60') foot Right-of-Way); thence traveling along the northerly Right-of-Way Line of said Harris Street south 89 degrees 10 minutes 36 seconds east a distance of 207.07 feet to a drill hole set on said Right-of-Way Line which drill hole set is the TRUE POINT OF BEGINNING; from the TRUE POINT OF BEGINNING as thus established leaving said Right-of-Way Line and traveling north 00 degrees 49 minutes 24 seconds east a distance of 112.72 feet to a point; thence traveling north 89 degrees 10 minutes 36 seconds west a distance of
206.60 feet to a nail set on the easterly Right-of-Way Line of said Peachtree Center Avenue; thence traveling along said Right-of-Way Line north 01 degrees 03 minutes 48 seconds east a distance of 177.30 feet to a drill hole set on said Right-of-Way Line; thence leaving said Right-of-Way Line and traveling south 89 degrees 10 minutes 36 seconds east a distance of 205.92 feet to a point; thence traveling north 00 degrees 49 minutes 24 seconds east a distance of 113.30 feet to a nail set on the southerly Right-of-Way Line of Baker Street (Sixty (60') foot Right-of-Way); thence traveling along said Right-of-Way Line south 89 degrees 19 minutes 51 seconds east a distance of 296.41 feet to a drill hole set on said Right-of-Way Line at its intersection with the westerly Right-of-Way Line of Courtland Street (Seventy (70') foot Right-of-Way); thence traveling along the westerly Right-of-Way Line of said Courtland Street south 01 degrees 03 minutes 16 seconds west a distance of 404.12 feet to a drill hole set on said Right-of-Way Line at its intersection with the northerly Right-of-Way Line of said Harris Street; thence traveling along the northerly Right-of-Way Line of said Harris Street north 89 degrees 10 minutes 36 seconds west a distance of
294.84 feet to a drill hole set on said Right-of-Way Line, which drill hole set marks the TRUE POINT OF BEGINNING.

         The above described property being shown on that certain Survey entitled "ALTA/ACSM Land Title Survey for Atlanta Marriott Marquis Limited Partnership, Ivy Street Hotel Limited Partnership, Marriott/Portman Finance
Corporation, The Citizens and Southern National Bank & Ticor Title Insurance Company of California", prepared by Planners and Engineers Collaborative, bearing the seal of Robert Lee White, Georgia Registered Land Surveyor No.
2080, dated January 5, 1990.

         TOGETHER WITH the following two (2) easement parcels, on the terms and subject to the conditions set forth with respect thereto in, to and under that certain Declaration of Easements and Restrictions dated on September 1, 1982 and recorded at Deed Book 8291, Page 40, Fulton County, Georgia Records; as amended by First Amendment to Declaration of Easements and Restrictions, dated as of August 4, 1983, recorded at Deed Book 8657, Page 385, aforesaid Records:




                                EASEMENT PARCELS

(MARQUIS TWO TOWER)

         All that tract or parcel of land lying and being in the City of Atlanta, in Land Lot 51 of the 14th District of Fulton County, Georgia, and being more particularly described as follows:

         BEGINNING at the point formed by the intersection of the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) with the south right-of-way line of Baker Street (as presently located; run thence south 89 degrees, 19 minutes, 51 seconds east, as measured along the south right-of-way line of Baker Street (as presently located), a distance of 205.44 feet to a point; run thence south 00 degrees, 49 minutes, 24 seconds west, a distance of 113.30 feet to a point; run thence north 89 degrees, 10 minutes, 36 seconds west, a distance of 205.92 feet to a point lying on the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located); run thence north 01 degrees, 03 minutes, 49 seconds east, as measured along the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) a distance of 112.75 feet to a point formed by the intersection of the south right-of-way line of Baker Street (as presently located) with the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) and the POINT OF BEGINNING; being property shown on the plat of survey, to which reference is made for all purposes, prepared for P.C. Towers, L.P., a Georgia limited partnership, by Planners and Engineers Collaborative, bearing the certification of Robert L. White, Georgia Registered Land Surveyor, number 2080, dated July 20, 1988, last revised September 9, 1988.

(MARQUIS ONE TOWER)

         All that tract or parcel of land lying and being in the City of Atlanta, in Land Lot 51, of the 14th District, of Fulton County, Georgia, and being more particularly described as follows:

         BEGINNING at the point formed by the intersection of the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) with the north right-of-way line of Harris Street (as presently located); run thence north 01 degrees, 03 minutes, 49 seconds east, as measured along the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (an presently located), a distance of 112.72 feet to a point; run thence south 89 degrees, 10 minutes, 36 seconds east, a distance of
206.60 feet to a point; run thence south 00 degrees, 49 minutes, 24 seconds west, a distance of 112.72 feet to a point located on the north right-of-way line of Harris Street (as presently located); run thence north 89 degrees, 10 minutes, 36 seconds west, as measured along the north right-of-way line of Harris Street (as presently located), a distance of 207.07 feet to a point formed by the intersection of the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) with the north right-of-way line of Harris Street (as presently located) and the POINT OF BEGINNING; being property shown on the plat of survey, to which reference is made for all purposes, prepared for P.C. Towers, L.P., a Georgia limited partnership, by Planners and Engineers Collaborative, bearing the certification of Robert L. White, Georgia Registered Land Surveyor, number 2080, dated July 20, 1988, last revised September 9, 1988.




              EXHIBITS "A-1", B, C, D, D-1 TO MANAGEMENT AGREEMENT

                             [Intentionally Omitted]









                       EXHIBIT "E" TO MANAGEMENT AGREEMENT


                                Existing Mortgage

     Loan for principal amount $164,000,000 between Nomura Asset Capital Corporation and HMA Realty Limited Partnership.









                                   EXHIBIT "F"

                             TO MANAGEMENT AGREEMENT

                    Proprietary Marks owned by Owner (if any)

                                      NONE









                                   EXHIBIT "G"

                         Copy of Title Insurance Policy









                              MANAGEMENT AGREEMENT
                                     between
                         HMA REALTY LIMITED PARTNERSHIP
                                    ("Owner")
                                       and
                              NEW MARRIOTT MI, INC.
                             ("Management Company")









                                TABLE OF CONTENTS


                                                                            Page
ARTICLE I - DEFINITION OF TERMS

         1.01  Definition of Terms.............................................1

ARTICLE II - APPOINTMENT OF MANAGEMENT COMPANY

         2.01  Appointment....................................................24
         2.02  Delegation of Authority........................................24
         2.03  Operational Standards..........................................25
         2.04  Limitations on Authority.......................................28
         2.05  Covenants, Conditions or Restrictions..........................29
         2.06  Licenses and Permits...........................................30

ARTICLE III - HOTEL

         3.01  Ownership of Hotel.............................................31

ARTICLE IV - TERM

         4.01  Term...........................................................32
         4.02  Actions to be Taken Upon Termination...........................33
         4.03  Performance Termination........................................35

ARTICLE V - COMPENSATION OF MANAGEMENT COMPANY; DISTRIBUTIONS

         5.01  Management Fees................................................38
         5.02  Accounting and Interim Payments................................38

ARTICLE VI - FINANCING OF THE HOTEL

         6.01  Amendments of Management Agreement.............................40
         6.02  Notice and Opportunity to Cure.................................41
         6.03  Assignment of Management Agreement.............................42
         6.04  Subordination of Management Agreement..........................43
         6.05  Non-Disturbance Agreement......................................44
         6.06  Attornment.....................................................45
         6.07  No Modification or Termination of Agreement....................46
         6.08  Owner's Right to Finance the Hotel.............................46
         6.09  Sale/Leaseback Transactions....................................46

ARTICLE VII - WORKING CAPITAL AND FIXED ASSET SUPPLIES

         7.01  Working Capital................................................48
         7.02  Fixed Asset Supplies...........................................49

ARTICLE VIII - REPAIRS, MAINTENANCE AND REPLACEMENTS

         8.01  Routine Repairs and Maintenance................................50
         8.02  FF&E Reserve...................................................50
         8.03  Building Alterations, Improvements, Renewals,
             and Replacements.................................................54
         8.04  Liens..........................................................57
         8.05  Ownership of Replacements, Etc.................................57
         8.06  Architect......................................................58

ARTICLE IX - BOOKKEEPING AND BANK ACCOUNTS

         9.01  Books and Records..............................................59
         9.02  Hotel Accounts, Expenditures...................................60
         9.03  Annual Operating Budget........................................61
         9.04  Operating Losses; Credit.......................................63

ARTICLE X - PROPRIETARY MARKS; INTELLECTUAL PROPERTY

         10.01  Proprietary Marks.............................................64
         10.02  Purchase of Inventories and Fixed Asset Supplies .............64
         10.03  Computer Software and Equipment...............................65
         10.04  Intellectual Property.........................................65
         10.05  Breach of Covenant............................................66

ARTICLE XI - POSSESSION AND USE OF HOTEL

         11.01  Quiet Enjoyment...............................................67
         11.02  Use...........................................................67
         11.03  Chain Services................................................68
         11.04  Owner's Right to Inspect......................................69
         11.05  Indemnity.....................................................69

ARTICLE XII - INSURANCE

         12.01  Interim Insurance.............................................71
         12.02  Property and Operational Insurance............................71
         12.03  General Insurance Provisions..................................72
         12.04  Cost and Expense..............................................73
         12.05  Owner's Option to Obtain Certain Insurance....................74

ARTICLE XIII - TAXES

         13.01  Real Estate and Personal Property Taxes.......................76

ARTICLE XIV - HOTEL EMPLOYEES

         14.01  Employees.....................................................78

ARTICLE XV - DAMAGE, CONDEMNATION AND FORCE MAJEURE

         15.01  Damage and Repair.............................................82
         15.02  Condemnation..................................................82
         15.03  Force Majeure.................................................83

ARTICLE XVI - DEFAULTS

         16.01  Definition of "Default".......................................85
         16.02  Definition of "Event of Default"..............................85
         16.03  Remedies Upon an Event of Default.............................86
         16.04  Owner's Estate................................................87

ARTICLE XVII - WAIVER AND PARTIAL INVALIDITY

         17.01  Waiver........................................................88
         17.02  Partial Invalidity............................................88

ARTICLE XVIII - ASSIGNMENT

         18.01  Assignment....................................................89

ARTICLE XIX - SALE OF THE HOTEL

         19.01  Sale of the Hotel.............................................91

ARTICLE XX - MISCELLANEOUS

         20.01  Right to Make Agreement.......................................94
         20.02  Consents......................................................94
         20.03  Independent Contractor........................................95
         20.04  Confidentiality...............................................95
         20.05  Equity and Debt Offerings.....................................95
         20.06  Applicable Law................................................96
         20.07  Recordation...................................................96
         20.08  Headings......................................................96
         20.09  Notices.......................................................97
         20.10  Environmental Matters.........................................98
         20.11  Estoppel Certificates.........................................99
         20.12  Trade Area Restriction........................................99
         20.13  Arbitration...................................................99
         20.14  Affiliates...................................................101
         20.15  Entire Agreement.............................................101
         20.16  Owner Communication..........................................101
         20.17  Third Party Beneficiary......................................101


     Exhibit "A" - Location of Hotel; Legal Description
     Exhibit "B" - Form of Accounting Period Statement
     Exhibit "E" - Existing Mortgages
     Exhibit "F" - Proprietary Marks owned by Owner (if any)
     Exhibit "G" - Title Insurance Policy











             COLLATERAL ASSIGNMENT OF DOCUMENTS AND PROPERTY RIGHTS
                                       by

                         HMA REALTY LIMITED PARTNERSHIP
                                  ("Assignor")

                                     - to -

                  NOMURA ASSET CAPITAL CORPORATION ("Assignee")

                          Dated: As of January 30, 1998









             COLLATERAL ASSIGNMENT OF DOCUMENTS AND PROPERTY RIGHTS

     COLLATERAL ASSIGNMENT OF DOCUMENTS AND PROPERTY RIGHTS (this "Assignment"), dated as of January 30, 1998, by HMA REALTY LIMITED PARTNERSHIP, a Delaware limited partnership, having its principal office c/o Host Marriot Corporation, 10400 Fernwood Road, Bethesda, Maryland 20817 ("Assignor"), to NOMURA ASSET CAPITAL CORPORATION, a Delaware corporation, having its principal office at 2 World Financial Center, Building B, New York, New York 10281-1198 ("Assignee").


                              W I T N E S S E T H:

     WHEREAS:

     A. Pursuant a certain Loan Agreement (as may be modified, amended, restated, consolidated, replaced or supplemented from time to time, the "Loan Agreement"), dated as of January ____, 1998 between Assignor and Assignee, Assignee has made a loan (the "Loan") to Assignor in the principal amount of $164,000,000, which Loan is evidenced by that certain Secured Promissory Note of Assignor, dated as of the date hereof, in the original principal amount of the Loan (as may be modified, amended, restated, consolidated, replaced or supplemented from time to time, the "Note");

     B. The Loan is secured by, among other things, (i) a deed to secure debt, assignments of leases, security agreement and fixture filing dated as of the date hereof (collectively, as may be modified, amended, restated, consolidated, replaced or supplemented from time to time, the "Mortgage"), from Assignor to Assignee, which Mortgage creates a lien on, among other things, certain land and the buildings, improvements and structures now or hereafter located thereon (collectively, the "Premises") at the locations described on Exhibit A annexed hereto, and (ii) certain other documents executed and delivered in connection with the Mortgage (together with the Loan Agreement and the Note, as any of the same may be modified, amended, restated, consolidated, replaced or supplemented from time to time, the "Transaction Documents"); and

     C. To induce Assignee to make the Loan and to accept the Mortgage, Assignor has agreed to assign to Assignee, as further security for the Loan, subject to and in accordance with the provisions of the Transaction Documents and in accordance with Paragraph 8 hereof, all of Assignor's right, title, estate and interest in, to and under all Documents (as hereinafter defined) and all Property Rights (as hereinafter defined);

     NOW, THEREFORE, in consideration of the foregoing and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Assignor hereby agrees with Assignee as follows:

     1. Assignment of Documents and Property Rights.

     Subject to and in accordance with the provisions of the Transaction Documents, Assignor hereby grants, assigns, transfers and sets over unto Assignee a lien and security interest in all of Assignor's right, title, estate and interest in, to and under the following, in each case, to the fullest extent permitted by law and the terms and conditions of each of the following:

     (i) all of  Assignor's  right,  title  and  interest  in,  to and under all documents, contracts, instruments, plans, permits, licenses, approvals, applications, trade names, insurance policies, equipment leases, purchase and sale agreements, property management agreements, and asset management agreements (including, without limitation, that certain Amended and Restated Management Agreement dated as of January 3, 1998, between Assignor and New Marriot MI, Inc., as amended, covering all of the Premises) with respect to the Premises or the hotel or motel operations conducted thereon, and including any amendments or modifications thereto, any replacements thereof executed during the term of the Note and any other similar documents or instruments now in existence or hereafter executed by Assignor or now in the possession of Assignor or hereafter obtained by Assignor (collectively, the "Documents");

     (ii) all claims, rights, powers, privileges, remedies and causes of action of every kind which Assignor now has or may in the future have under, with respect to or by reason of its ownership of the Premises or its interest in the Documents, together with full power and authority to demand, receive, enforce, collect or receipt for any or all of the foregoing, to endorse or execute any checks or other instruments or orders, to file any claims and to take any other action which Assignee may reasonably deem necessary or advisable in connection therewith (collectively, the "Property Rights"); and

     (iii) any and all proceeds (including non-cash proceeds) of any of the foregoing (the Documents, the Property Rights and the items enumerated in this subparagraph being hereinafter collectively referred to as the "Collateral").

     2. Security. This Assignment is given to induce Assignee to make the Loan and accept the Mortgage. This Assignment does not secure or create any new or further indebtedness other than the indebtedness which under any contingency is or may be secured by the Mortgage.

     3. Protection of Security. To protect this Assignment and the Collateral hereby assigned, Assignor covenants and agrees as follows:

     (a) Assignor, promptly after obtaining knowledge thereof, shall notify Assignee of the termination of any Document referred to in Exhibit B annexed hereto (together with any replacements thereto, the "Major Documents"), the receipt of any notice of default or termination under any Document, and of any notice, action or proceeding regarding any of the Collateral which may, in Assignor's reasonable judgment, materially and adversely affect the Premises;

     (b) Assignor shall, at its sole cost and expense, perform and comply with, or cause to be performed and complied with, all of the terms, covenants and conditions of the Documents to be performed or complied with by Assignor thereunder, the nonperformance or noncompliance of which would materially and adversely impair Assignor's ability to perform its obligations under the Transaction Documents or would impair the substantial realization by Assignee of the benefits and rights conferred hereunder or under any of the Transaction Documents; and

     (c) Assignor shall not alter, amend, extend, modify or change any of the Documents in any material respect, nor shall Assignor cancel or terminate any of the Documents without the prior written consent of Assignee in each instance, which consent shall not be unreasonably withheld, except that Assignor may terminate any Document which is not a Major Document provided that if the absence of the goods or services provided under such Document would materially and adversely impair Assignor's ability to perform its obligations under the Transaction Documents or would impair the substantial realization by Assignee of the benefits and rights conferred hereunder or under any of the Transaction Documents, such terminated Document shall be simultaneously replaced with a Document covering similar goods or services.

     4. Status of Collateral. Assignor represents and warrants to Assignee that:

     (a) its principal place of business is its address as set forth above;

     (b) it has good title to the Collateral hereby assigned and has full right, power and authority to assign the same;

     (c) the Major Documents, and, to the best knowledge of Assignor, all of the other Documents, (i) are in full force and effect in accordance with their respective terms, (ii) have not been modified, amended or canceled, and (iii) have not been assigned, pledged or encumbered by Assignor, except pursuant to the Mortgage and this Assignment;

     (d) to the best knowledge of Assignor, no default or event of default which remains uncured beyond the expiration of any applicable grace or notice period has occurred and is continuing under any of the Major Documents which default, singly or together with other defaults, might reasonably be expected to have a Material Adverse Effect (as such term is defined in the Loan Agreement); to the best knowledge of Assignor, no notice of default has been issued and remains uncured under any of the other Documents which default, singly or together with other defaults, might reasonably be expected to have a Material Adverse Effect;

     (e) to the best knowledge of Assignor, no person or entity which has contracted with or is a party to any of the Major Documents (collectively, the "Contracting Parties", and individually, a "Contracting Party") has any defense, setoff or counterclaim against Assignor or offset to the payment or performance of any obligation of such Contracting Party thereunder except as set forth in its Document; and

     (f) to the best knowledge of Assignor, Assignor has not performed any act or executed any other instrument which may prevent Assignee from operating under any of the terms and conditions of this Assignment or which would limit Assignee in such operation. Without limiting the foregoing, Assignor represents and warrants that it has obtained, where required, the consent or approval to the assignment herein of the Major Documents except for any consents the failure of which to obtain might reasonably be expected to have a Material Adverse Effect.

     5. Rights upon Default; Reliance by Contracting Parties.

     (a) If an Event of Default shall have occurred hereunder or under any of the Transaction Documents, this Assignment shall constitute a direction to and full authority to the Contracting Parties to perform their obligations under the Documents for the benefit of Assignee, or such other person as Assignee may direct, without proof of the default relied upon. In addition, Assignor agrees that it shall, promptly upon request of Assignee following the occurrence of an Event of Default, execute and deliver notices to the Contracting Parties directing that the future payment or performance of such Contracting Party's obligations be made directly to Assignee, or to such other person as Assignee may direct.

     (b) Anything contained herein to the contrary notwithstanding, Assignor hereby irrevocably authorizes the Contracting Parties to rely upon and comply with any written notice or written demand by Assignee for the payment or performance of any obligations due or to become due under any Documents for the benefit of Assignee. Assignee shall not give any such notice until the occurrence of an Event of Default hereunder or under the Transaction Documents and shall withdraw such notice when such Event of Default no longer exists. The Contracting Parties shall have no right or duty to inquire whether an Event of Default has actually occurred and Assignor shall have no claim against the Contracting Parties for any such payment or performance made by the Contracting Parties to Assignee or such other person as Assignee may direct pursuant to Assignee's written demand or written notice.

     6. No Obligation.

     (a) Neither this Assignment nor any action or inaction on the part of Assignee shall in and of itself constitute an assumption on the part of Assignee of any duty or obligation with respect to the Collateral, nor shall Assignee have any duty or obligation to make any payment to be made by Assignor under the Collateral, or to perform any obligation to be performed by Assignor with respect to the Collateral, or to present or file any claim, or to take any other action to collect or enforce the payment of any amounts or the performance of any obligations which have been assigned to Assignee or to which it may be entitled hereunder at any time or times. No action or inaction on the part of Assignee shall adversely affect or limit in any way the rights of Assignee hereunder or under the Collateral or under any of the other Transaction Documents. Except if arising from Assignee's gross negligence or wilful misconduct, Assignee shall not incur any liability on account of any action taken (or not taken) by it or on its behalf in connection with the Collateral in good faith, whether or not same shall prove to be improper, inadequate or invalid, in whole or in part.

     (b) In the absence of the taking of actual possession of the Premises by Assignee in the exercise of the powers granted Assignee herein or in the other Transaction Documents, neither this Assignment nor anything contained herein shall (i) constitute or be construed as constituting Assignee as a "mortgagee in possession", or (ii) place responsibility for the control, care, management or repair of the Premises upon Assignee, or (iii) operate to make Assignee responsible or liable (as to Assignor) for any waste committed with respect to the Premises by any party, or for any Hazardous Substances (as defined in the Mortgage) placed upon or found at the Premises, or for any dangerous or defective condition of the Premises or for any negligence in the management, up-keep, repair or control of the improvements resulting in loss, injury, death or damage to any contractor, sub-contractor, licensee, invitee, employee, or other party, or for any other thing or matter whatsoever, all such responsibility or liability being expressly waived and released by Assignor.

     7. Indemnity. Assignor shall indemnify, defend and hold Assignee harmless from and against any and all liabilities, damages, losses, costs and expenses (including, without limitation, reasonable attorneys' fees and disbursements (including paralegal fees)) which Assignee may incur with respect to the Collateral or by reason of this Assignment arising prior to the time Assignee directly or through an agent takes actual possession of the Premises, through foreclosure or otherwise (or arising at any time, with respect to obligations or liabilities arising with respect to contracts or Documents entered into by Assignor in violation of Assignor's covenants in the Transaction Documents), and
(b) from and against any and all claims and demands whatsoever which may be asserted against Assignee by reason of any alleged obligations to be performed or discharged by Assignee with respect to the Collateral or this Assignment (excluding Assignee's gross negligence and wilful misconduct) arising prior to the time Assignee directly or through an agent takes actual possession of the Premises, through foreclosure or otherwise (or arising at any time, with respect to obligations or liabilities arising with respect to contracts or Documents entered into by Assignor in violation of Assignor's covenants in the Transaction Documents), and the amount thereof, including interest, if any, reasonable costs, expenses and reasonable attorneys' fees and disbursements (including paralegal fees), shall be secured hereby and by the other Transaction Documents, and Assignor shall reimburse Assignee as applicable, therefor within ten (10) days after demand, and if not paid within said ten (10) day period, shall accrue interest at the Default Rate (as such term is defined in the Note) from and including the date of demand or advance by Assignee as applicable, to and including the date of repayment by Assignor.

     8. Termination. This Assignment shall terminate upon the payment in full of all sums due Assignee under the Note, the Loan Agreement and the other Transaction Documents, and any other indebtedness secured by the Mortgage or as otherwise provided for in the Loan Agreement.

     9. Further Assurances. Assignor, at its expense, will execute and deliver all such instruments (including, without limitation, supplemental assignments) and take all such action as Assignee from time to time, may reasonably request in order to obtain the full benefits of this Assignment and of the rights and powers herein created. To the extent permitted by law, Assignor irrevocably authorizes Assignee, at the expense of Assignor, to file financing statements and continuation statements with respect to the Collateral without the signature of Assignor following the occurrence of an Event of Default. Assignor agrees to pay all reasonable costs incurred by Assignee in connection with the foregoing, including without limitation, reasonable attorneys' fees and disbursements (including paralegal fees).

     10. Consents to Jurisdiction and Waivers. To the extent permitted by law, Assignor hereby irrevocably:

     (a) consents to any suit, action or proceeding with respect to this Assignment being, at the option of Assignee brought in any court of competent jurisdiction located in the State of New York;

     (b) waives any objection that it may have now or hereafter to the venue of any such suit, action or proceeding in any such court and any claim that any of the foregoing have been brought in an inconvenient forum;

     (c) acknowledges the competence of any such court, and submits to the jurisdiction of any such court in any such suit, action or proceeding and agrees that a final judgment in any such suit, action or proceeding brought in any such court, after expiration of all rights of appeal, shall be conclusive and binding upon it and may be enforced in any court in any jurisdiction which Assignor is or may be subject by a suit upon such judgment, a certified copy of which shall be conclusive evidence of its liability;

     (d) submits to the non-exclusive jurisdiction of the State and Federal Courts in the State of New York and agrees that service of process in any suit, action or proceeding brought in any such court may be made upon Assignor by notice sent by certified mail to the address set forth in Section 11(c) hereof, or to such other address of which Assignor shall have given written notice to Assignee; and

     (e) waives all claims of error by reason of any service effected in accordance with the provisions of subparagraph (d) above and agrees that such service shall be deemed in every respect effective service upon it in any suit, action or proceeding and shall be taken and held to be valid personal service upon or personal delivery to it, to the fullest extent permitted by law.

     11. Miscellaneous.

     (a) Wherever there is any conflict or inconsistency between any terms or provisions of this Assignment, the Mortgage, or any of the other Transaction Documents, the terms and provisions of this Assignment shall control, except that the terms and provisions of the Mortgage shall control to the extent that the Mortgage shall impose greater burdens upon Assignor, shall further restrict the rights of Assignor or shall give Assignee greater rights.

     (b) To the extent permitted by applicable law, all rights and remedies herein conferred may be exercised whether or not foreclosure proceedings are pending under the Mortgage or any other action or proceeding has commenced under any of the other Transaction Documents. Assignee shall not be required to resort first to the security of this Assignment before resorting to the security of the Mortgage or any of the other Transaction Documents and Assignee may exercise the security hereof or thereof concurrently or independently and in any order or preference.

     (c) All notices, requests, demands, consents or other communications to or upon the respective parties hereto shall be in writing and be deemed to have been duly given or made when received, addressed to the party to which such notice, request, demand or other communication is being given at its address set forth below, or at such other address as any of the parties hereto may hereafter notify the others by notice given hereunder:

                  If to Assignee:

                  Nomura Asset Capital Corporation
                  2 World Financial Center, Building B
                  New York, New York  10281
                  Attention:  Daniel S. Abrams
                  Telecopier:  (212) 667-1022

                  With a copy to:

                  Rosenman & Colin LLP
                  575 Madison Avenue
                  New York, New York  10022
                  Attention:  Robert I. Fisher, Esq.
                  Telecopier:  (212) 940-8776

                  and:

                  Nomura Asset Capital Corporation
                  2 World Financial Center, Building B
                  New York, New York  10281
                  Attention:  Sheryl McAfee
                  Telecopier:  (212) 667-1206

                  If to Assignor:

                  HMA Realty Limited Partnership
                  c/o Host Marriott Corporation
                  10400 Fernwood Road
                  Bethesda, Maryland  20817
                  Attention:  Law Department 923/Assistant General Counsel,
                              Asset Management
                  Telecopier: 301-380-6332

                  With a copy to:

                  HMA Realty Limited Partnership
                  c/o Host Marriott Corporation
                  10400 Fernwood Road
                  Bethesda, Maryland  20817
                  Attention:  Lodging Partnerships Department 908
                  Telecopier: 301-380-8260

     Evidence of such receipt shall include personal delivery, electronic confirmation (hard copy to be sent by regular mail) and the failure to accept a communication sent by registered or certified U.S. mail, postage prepaid. By notice complying with this Paragraph, either party may from time to time change the address to be subsequently applicable to it or the identity of its individual officer or its counsel, except that such notice shall be effective only upon receipt, as evidenced by a receipt signed by a party at such address. Assignor agrees to give Assignee not less than 30 days' prior written notice of any change in the location of Assignor's principal place of business.

     (d) The headings and captions of the paragraphs of this Assignment are for convenience of reference only and are not to be construed as defining or limiting, in any way, the scope or intent of the provisions hereof.

     (e) The provisions of this Assignment shall be binding upon Assignor, its successors and assigns, and all persons claiming under or through Assignor or any such successor or assign, and shall inure to the benefit of and be enforceable by Assignee and its successors and assigns.

     (f) Whenever the context may require, any pronouns used herein shall include the corresponding masculine, feminine or neuter forms, and the singular form of nouns and pronouns shall include the plural and vice versa. The terms "herein", "hereof" or "hereunder" or similar terms used in this Assignment refer to this entire Assignment and not to the particular provision in which the term is used. Whenever the context may require, the term "Assignor" shall mean Assignor and any subsequent owner(s) of the Premises or any part thereof.

     12. Governing Law; Interpretation; Terms Subject to Applicable Law.

     (a) IN ALL RESPECTS, INCLUDING, WITHOUT LIMITATION, MATTERS OF CONSTRUCTION AND VALIDITY, THIS ASSIGNMENT AND THE OBLIGATIONS ARISING HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO CONTRACTS MADE AND PERFORMED IN THE STATE OF NEW YORK (WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAWS) AND ANY APPLICABLE LAWS OF THE UNITED STATES OF AMERICA.

     (b) If any of the provisions of this Assignment, or the application thereof to any person or circumstance shall, to any extent, be held to be invalid, illegal or unenforceable, the remainder of this Assignment, or the application of such provision or provisions to persons or circumstances other than those to whom or which it is held invalid or unenforceable, shall not be affected thereby and every provision of this Assignment shall be valid and enforceable to the fullest extent permitted by law.

     13. Waiver of Jury Trial. BOTH ASSIGNOR AND ASSIGNEE HEREBY IRREVOCABLY WAIVE TRIAL BY JURY IN ANY ACTION OR PROCEEDING BROUGHT BY EITHER PARTY HERETO AGAINST THE OTHER, OR IN ANY MATTERS WHATSOEVER ARISING OUT OF OR IN ANY WAY CONNECTED WITH THIS ASSIGNMENT, THE NOTE, THE MORTGAGE OR ANY OF THE OTHER TRANSACTION DOCUMENTS TO THE FULL EXTENT PERMITTED BY LAW.




     IN WITNESS WHEREOF, the parties have caused this Assignment to be executed as of the day and year first above written.


                                             HMA Realty Limited Partnership

                                             By:       HMA-GP, Inc.
                                                       its sole general partner



                                             By:  /s/  P. K. Brady
                                             Name:  Patricia K. Brady
                                             Title: Vice President



                                             NOMURA ASSET CAPITAL CORPORATION



                                             By:  /s/  Robert J. Spinna
                                             Name:  Robert J. Spinna
                                             Title: Vice President









                                    EXHIBIT A

                           Description of the Property


         ALL THAT TRACT or parcel of land lying and being in Land Lot 51 of the 14th District of Fulton County, Georgia, containing 3.58 acres, same being more particularly described as follows:

         TO FIND THE TRUE POINT OF BEGINNING, begin at a drill hole set which marks the intersection of the northerly Right-of-Way Line of Harris Street (Sixty (60') foot Right-of-Way) with the easterly Right-of-Way Line of Peachtree Center Avenue (Sixty (60') foot Right-of-Way); thence traveling along the northerly Right-of-Way Line of said Harris Street south 89 degrees 10 minutes 36 seconds east a distance of 207.07 feet to a drill hole set on said Right-of-Way Line which drill hole set is the TRUE POINT OF BEGINNING; from the TRUE POINT OF BEGINNING as thus established leaving said Right-of-Way Line and traveling north 00 degrees 49 minutes 24 seconds east a distance of 112.72 feet to a point; thence traveling north 89 degrees 10 minutes 36 seconds west a distance of
206.60 feet to a nail set on the easterly Right-of-Way Line of said Peachtree Center Avenue; thence traveling along said Right-of-Way Line north 01 degrees 03 minutes 48 seconds east a distance of 177.30 feet to a drill hole set on said Right-of-Way Line; thence leaving said Right-of-Way Line and traveling south 89 degrees 10 minutes 36 seconds east a distance of 205.92 feet to a point; thence traveling north 00 degrees 49 minutes 24 seconds east a distance of 113.30 feet to a nail set on the southerly Right-of-Way Line of Baker Street (Sixty (60') foot Right-of-Way); thence traveling along said Right-of-Way Line south 89 degrees 19 minutes 51 seconds east a distance of 296.41 feet to a drill hole set on said Right-of-Way Line at its intersection with the westerly Right-of-Way Line of Courtland Street (Seventy (70') foot Right-of-Way); thence traveling along the westerly Right-of-Way Line of said Courtland Street south 01 degrees 03 minutes 16 seconds west a distance of 404.12 feet to a drill hole set on said Right-of-Way Line at its intersection with the northerly Right-of-Way Line of said Harris Street; thence traveling along the northerly Right-of-Way Line of said Harris Street north 89 degrees 10 minutes 36 seconds west a distance of
294.84 feet to a drill hole set on said Right-of-Way Line, which drill hole set marks the TRUE POINT OF BEGINNING.

         The above described property being shown on that certain Survey entitled "ALTA/ACSM Land Title Survey for Atlanta Marriott Marquis Limited Partnership, Ivy Street Hotel Limited Partnership, Marriott/Portman Finance
Corporation, The Citizens and Southern National Bank & Ticor Title Insurance Company of California", prepared by Planners and Engineers Collaborative, bearing the seal of Robert Lee White, Georgia Registered Land Surveyor No.
2080, dated January 5, 1990.

         TOGETHER WITH the following two (2) easement parcels, on the terms and subject to the conditions set forth with respect thereto in, to and under that certain Declaration of Easements and Restrictions dated on September 1, 1982 and recorded at Deed Book 8291, Page 40, Fulton County, Georgia Records; as amended by First Amendment to Declaration of Easements and Restrictions, dated as of August 4, 1983, recorded at Deed Book 8657, Page 385, aforesaid Records:




                                EASEMENT PARCELS

(MARQUIS TWO TOWER)

         All that tract or parcel of land lying and being in the City of Atlanta, in Land Lot 51 of the 14th District of Fulton County, Georgia, and being more particularly described as follows:

         BEGINNING at the point formed by the intersection of the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) with the south right-of-way line of Baker Street (as presently located; run thence south 89 degrees, 19 minutes, 51 seconds east, as measured along the south right-of-way line of Baker Street (as presently located), a distance of 205.44 feet to a point; run thence south 00 degrees, 49 minutes, 24 seconds west, a distance of 113.30 feet to a point; run thence north 89 degrees, 10 minutes, 36 seconds west, a distance of 205.92 feet to a point lying on the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located); run thence north 01 degrees, 03 minutes, 49 seconds east, as measured along the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) a distance of 112.75 feet to a point formed by the intersection of the south right-of-way line of Baker Street (as presently located) with the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) and the POINT OF BEGINNING; being property shown on the plat of survey, to which reference is made for all purposes, prepared for P.C. Towers, L.P., a Georgia limited partnership, by Planners and Engineers Collaborative, bearing the certification of Robert L. White, Georgia Registered Land Surveyor, number 2080, dated July 20, 1988, last revised September 9, 1988.

(MARQUIS ONE TOWER)

         All that tract or parcel of land lying and being in the City of Atlanta, in Land Lot 51, of the 14th District, of Fulton County, Georgia, and being more particularly described as follows:

         BEGINNING at the point formed by the intersection of the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) with the north right-of-way line of Harris Street (as presently located); run thence north 01 degrees, 03 minutes, 49 seconds east, as measured along the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (an presently located), a distance of 112.72 feet to a point; run thence south 89 degrees, 10 minutes, 36 seconds east, a distance of
206.60 feet to a point; run thence south 00 degrees, 49 minutes, 24 seconds west, a distance of 112.72 feet to a point located on the north right-of-way line of Harris Street (as presently located); run thence north 89 degrees, 10 minutes, 36 seconds west, as measured along the north right-of-way line of Harris Street (as presently located), a distance of 207.07 feet to a point formed by the intersection of the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) with the north right-of-way line of Harris Street (as presently located) and the POINT OF BEGINNING; being property shown on the plat of survey, to which reference is made for all purposes, prepared for P.C. Towers, L.P., a Georgia limited partnership, by Planners and Engineers Collaborative, bearing the certification of Robert L. White, Georgia Registered Land Surveyor, number 2080, dated July 20, 1988, last revised September 9, 1988.




                                    EXHIBIT B

                                 Major Documents

1. Amended and Restated Management Agreement between Assignor and New Marriott MI, Inc., as amended from time to time in accordance herewith.







EXHIBIT 10.10

           MODIFICATION, SUBORDINATION AND NON-DISTURBANCE AGREEMENT,
                        ESTOPPEL, ASSIGNMENT AND CONSENT


     This Agreement (this "Agreement"), dated as of January __, 1998, among NEW MARRIOTT MI, INC., a Delaware corporation ("Manager"), having an office at 10400 Fernwood Road, Bethesda, Maryland 20817, NOMURA ASSET CAPITAL CORPORATION (the "Lender"), having an address at 2 World Financial Center, Building B, New York, New York 10281, and HMA REALTY LIMITED PARTNERSHIP, a Delaware limited partnership (the "Borrower"), having an office at 10400 Fernwood Road, Bethesda, Maryland 20817.


                              W I T N E S S E T H:


     WHEREAS:

     A. Pursuant to the provisions of that certain Loan Agreement, dated as of the date hereof, between Borrower and Lender (as the same may hereafter be modified, amended or supplemented from time to time, the "Loan Agreement"), Borrower is executing and delivering to Lender its promissory note in the aggregate principal amount of $164,000,000 (collectively, as the same may hereafter be modified, amended or supplemented from time to time, the "Note"); and

     B. The Note will be secured by, among other things, (i) one or more deeds to secure debt, dated as of the date hereof (collectively, as the same may hereafter be modified, amended or supplemented from time to time, the "Security Deed"), from Borrower to Lender, which Security Deed creates a lien on the hotel property more particularly described in Exhibit A annexed hereto (the "Property"), and (ii) certain other documents executed and delivered in connection with the Security Deed (together with the Loan Agreement, the Note, and the Security Deed, and any other documents executed and delivered by Borrower in connection with the Note and the loan evidenced thereby, as the same may be modified, amended, restated, consolidated, replaced or supplemented from time to time, the "Loan Documents"); and

     C. Manager has agreed, pursuant to a certain Amended and Restated Management Agreement dated as of January 3, 1998 (as further amended or modified from time to time, the "Management Agreement") to manage the hotel located on the Property; and

     D. Pursuant to the Collateral Assignment of Documents and Property Rights, dated as of the date hereof (the "Collateral Assignment of Documents"), Borrower is assigning its rights under, among other things, the Management Agreement to Lender; and

     E. It is a condition precedent to Lender making the Loan (as hereinafter defined) that Manager execute and deliver to Lender this Agreement.

     NOW, THEREFORE, in consideration of the foregoing and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     I. Definitions.

     (a) Capitalized terms used in this Agreement and not otherwise defined in this Agreement shall have the respective meanings ascribed to them in the Management Agreement.

     (b) References in this Agreement to "Cash Management Procedures" shall mean the Cash Management Procedures in effect as of the date hereof (as set forth in Exhibit B annexed hereto) and any modifications thereto approved by Lender, Borrower and Manager in writing.

     (c) As used herein:

     (1)"Adjusted Rate" shall mean the Base Rate adjusted in accordance with paragraph 4(e) of the Note, as such paragraph is in effect as of the date hereof. A copy of paragraph 4(e) of the Note is annexed hereto as Exhibit G.

     (2)"Base Rate" shall have the meaning set forth in the Note.

     (3)"Business Day" shall mean a day on which banks and foreign exchange markets are open for business in New York, New York.

     (4)"Capital Expenditure and FF&E Reserve Accounts" shall have the meaning set forth in the Cash Management Procedures.

     (5)"Cure Notice" shall mean a written notice delivered to Manager by Lender acknowledging that an Event of Default has been cured (and such cure has been accepted by Lender) or waived, which notice Lender agrees to deliver promptly upon any such cure (if accepted by Lender) or waiver.

     (6)"Debt Service Payment Date" shall mean the 11th day of each calendar month or, if such date is not a Business Day, the next Business Day immediately thereafter.

     (7)"Deed in Lieu of Foreclosure" shall mean an instrument transferring title to all or a portion of the Property from Borrower to Lender or a Lender Affiliate or from Borrower to a third party as the result of an Event of Default under the Loan Documents.

     (8)"Default Interest Rate" shall mean a rate per annum equal to the lesser of (a) two percent (2%) above the Base Rate or Adjusted Rate, as applicable, and
(b) the maximum rate allowed by law.

     (9)"Default Notice" shall mean any notice of a Payment Event of Default or Non-Payment Event of Default from Lender or the Servicer to Manager.

     (10)"Deferred Fees" shall mean the cumulative total (which shall not bear interest) of those portions of any Incentive Management Fees for each Fiscal Year (or portion thereof) which are not paid to Manager on a current basis owing to the limitations set forth in the Management Agreement or this Agreement.

     (11)"Defeasance Deposits" shall have the meaning set forth in Section 2.3(e) of the Loan Agreement, as in effect as of the date hereof, as set forth in Schedule II to the Cash Management Procedures.

     (12)"Deposit Account" shall have the meaning set forth in the Cash Management Procedures.

     (13)"Event of Default" shall have the meaning set forth in Section 4.1A of the Loan Agreement, as set forth in Schedule II to the Cash Management Procedures.

     (14)"Excess Cash Flow" shall have the meaning set forth in the Loan Agreement.

     (15)"Excess Contributions" shall have the meaning set forth in Section 3(h) hereof.

     (16)"Financial Information" shall have the meaning set forth in Section 3(m) hereof.

     (17)"General   Partner"  shall  mean  Atlanta   Marriott   Marquis  Limited
Partnership, the general partner of the Borrower.

     (18)"Lender Affiliate" shall mean a nominee or designee controlled by Lender which shall acquire the Property on behalf of Lender at a foreclosure sale or by Deed in Lieu of Foreclosure.

     (19)"Loan" shall mean the loan evidenced by the Note.

     (20)"Manager  Loans"  shall  mean any loans  made by  Manager  pursuant  to
Section 7.01B of the Management Agreement.

     (21)"Marriott" shall mean Marriott International, Inc., the corporate parent of Manager.

     (22)"Marriott Affiliate" shall mean any corporation of which Marriott, either directly or indirectly through one or more intermediary corporations, owns fifty one percent (51%) or more of the voting stock. Notwithstanding the foregoing and for purposes of this Agreement, in no event shall Host Marriott Corporation or any entity directly or indirectly controlled by Host Marriott Corporation (including, without limitation, Borrower or the General Partner) constitute a Marriott Affiliate.

     (23)"Monthly Debt Service Payments" shall mean interest at the Base Rate or Default Interest Rate, as applicable, then due and payable under the Note, and principal then due and payable under the Note, as the same may be adjusted pursuant to paragraph 4(d) of the Note as such paragraph is in effect as of the date hereof. A copy of paragraph 4(c) of the Note is annexed hereto as Exhibit H, and a schedule of Monthly Debt Service Payments is annexed hereto as Exhibit F.

     (24)"Non-Payment Event of Default" shall mean any Event of Default other than a Payment Event of Default.

     (25)"Operating Account" shall have the meaning set forth in the Cash Management Procedures.

     (26)"Optional Prepayment Date" shall have the meaning set forth in the Cash Management Procedures.

     (27)"Paid in Full" shall mean, with respect to the Note, that all indebtedness evidenced by the Note has been paid, provided, however, that the Note shall be deemed to have been Paid in Full for purposes of this Agreement (but not for purposes of the Loan Documents) at such time as the Property has been transferred to Lender or a Lender Affiliate, or to a third party purchaser, through foreclosure or Deed in Lieu of Foreclosure, it being understood that the Note shall not be deemed to have been Paid in Full (unless all indebtedness evidenced by the Note shall actually have been paid) so long as the Property remains subject to the lien of the Security Deed.

     (28)"Payment Blockage Period" shall have the meaning set forth in Section 8(d) hereof.

     (29)"Payment Event of Default" shall mean any Event of Default resulting from a default in payment required under any of the Loan Documents.

     (30)"Rating Agency" shall mean one or more of Standard & Poor's Rating Services, Fitch Investors Services Inc., Duff & Phelps Credit Rating Co., and Moody's Investor Service, Inc. that are, at the time of determination, selected by Lender to rate the Securities.

     (31)"Rating Comfort Letter" shall mean a letter from each Rating Agency pursuant to which it confirms that the taking of the action referred to therein will not result in a withdrawal, qualification or downgrade of the then existing ratings of the Securities.

     (32)"Refinancing Debt" shall mean any refinancing in an amount not to exceed the balance of the Secured Obligations at the time of such refinancing after reduction of such balance resulting from liquidations of all U.S. Obligations purchased with Defeasance Deposits, together with indebtedness incurred to finance the reasonable costs of any such refinancing (but not in excess of four percent (4%) of the principal amount of any simultaneous refinancing), so long as the amount refinanced does not exceed $164,000,000.

     (33)"Secured Obligations" shall mean all payments of debt service under the Loan Documents, including, without limitation, (A) Monthly Debt Service Payments, (B) the application of Excess Cash Flow after the Optional Prepayment Date to the reduction of the principal amount of the Note (as provided for in the Cash Management Procedures), (C) balloon payments, whether payable on the Optional Prepayment Date, the Maturity Date, or in connection with the acceleration of the Note, (D) Yield Maintenance Premiums, and (E) default interest as set forth in Paragraph 3(c) of the Note as the same is in effect as of the date hereof.

     (34)"Securities" shall have the meaning set forth in Section 13 hereof.

     (35)"Securitizations"  shall  have the  meaning  set  forth in  Section  13 hereof.

     (36)"Servicer" shall mean any nationally recognized servicer of commercial mortgage loans selected by Lender.

     (37)"Subordinated   Fees"  shall  mean  all  Incentive   Management   Fees,
including, without limitation, all Deferred Fees.

     (38)"Successor Owner" shall mean, with respect to the Property, any purchaser at a foreclosure sale (including, without limitation, Lender or a Lender Affiliate, if applicable) or other sale under the Security Deed or any transferee by Deed in Lieu of Foreclosure (including, without limitation, Lender or a Lender Affiliate, if applicable), and their successors in interest and assigns.

     (39)"to the best of Manager's knowledge" shall mean actual knowledge of, after due inquiry, the general manager of the Hotel, parties reporting directly to the general manager of the Hotel, the Law Department of Manager, the Treasury Department of Manager, and the CFO Marriott Lodgings.

     (40)"Trustee" shall have the meaning set forth in Section 12 hereof.

     (41)"U.S. Obligations" shall have the meaning set forth in the Loan Agreement.

     (42)"Yield Maintenance Premiums" shall have the meaning set forth in the Loan Agreement.

     2. Cash Management Procedures.

     (a) So long as (i) the Note has not been Paid in Full, or (ii) Lender or a Lender Affiliate shall hold title to the Property as the result of a foreclosure or Deed in Lieu of Foreclosure, Lender (and Servicer on its behalf), Borrower and Manager shall comply at all times with the Cash Management Procedures, whether or not such provisions are consistent with any provisions of the Management Agreement. At such time as (x) the Note has been Paid in Full, and
(y) Lender or a Lender Affiliate no longer holds title to the Property as the result of a foreclosure or Deed in Lieu of Foreclosure, all funds then held by Lender or Servicer with respect to the Property shall be turned over to Manager to be held, applied or disbursed in accordance with the terms of the Management Agreement.

     (b) Notwithstanding the provisions of Section 2(a), Manager shall not be required to comply with the Cash Management Procedures unless and until Servicer and each succeeding Servicer has agreed in writing for the benefit of Manager to be bound by the terms of the Cash Management Procedures.

     (c) The Cash Management Procedures will not apply to Manager at any time, following the initial Securitization, when the Loan is not subject to any Securitization. However, the Cash Management Procedures will remain in effect if at any time the Loan, or any portion thereof, is sold to Lender, any affiliate of Lender, or the holder of the residual interest of any Securitization.

     (d) Section 7.12 of the Cash Management Procedures shall not apply to Manager.

     (e) Borrower and Manager agree that notwithstanding the priority of payments set forth in Sections 4.3, 4.4, 7.9.3 and 7.10 of the Cash Management Procedures, the calculation and payment of Incentive Management Fees, Manager Loans and Deferred Fees shall be made pursuant to the Management Agreement, except that if the amounts distributed to Manager pursuant to such Sections are insufficient to pay on a current basis the amount owed Manager pursuant to such calculation, then any unpaid Incentive Management Fees shall become a Deferred Fee and any Manager Loans shall continue to be outstanding.

     3. Modification of Management Agreement. Borrower and Manager hereby acknowledge and agree that so long as (i) the Note has not been Paid in Full, or
(ii) Lender or a Lender Affiliate shall hold either fee (or, if applicable, leasehold) title to the Property as the result of a foreclosure or a Deed in Lieu of Foreclosure (provided, however, that the provisions of Sections 3(d), (f), (g), (l), (m), (n), (p), (q), (u), (v), (w), (x), (y), (aa) and (ab) will no longer apply if the Note has been Paid in Full, whether or not Lender or a Lender Affiliate holds fee or leasehold title to the Property as the result of a foreclosure or a Deed in Lieu of Foreclosure):

     (a) All Chain Services provided by Manager shall be performed at Manager's cost, without mark-up or profit, it being understood that Manager's cost includes both Manager's out-of-pocket expenditures and allocations, determined on a fair and equitable basis, in Manager's reasonable judgment, of Manager's, Marriott's, and any Marriott Affiliate's overhead costs related to providing Chain Services. Services included in the cost of Chain Services which are customarily or could be performed by independent third party contractors may be performed by Marriott Affiliates subject to the provisions of Section 3(c) hereof.

     (b) Notwithstanding anything to the contrary contained in the Management Agreement, all accounting shall be done under generally accepted accounting principles in the United States of America (as such principles may change from time to time) applied on a consistent basis, both as to classification of items and amounts.

     (c) All third party transactions and transactions with Marriott Affiliates entered into by Manager in connection with the Property shall reflect arms' length terms that are competitive with terms available from reputable and reliable contractors and suppliers.

     (d) Lender shall have the right, at any time, in the place and stead of Borrower, to exercise the termination rights of Borrower under Section 4.03 and
16.03 of the Management Agreement, and shall have the right at any time following the occurrence of an Event of Default under the Loan Documents and delivery of a Default Notice with respect thereto and until a Cure Notice has been received by Manager with respect to such Event of Default, to exercise any termination rights of Borrower under the Management Agreement (including, without limitation, those set forth in Section 4.03 and 16.03 thereof), it being agreed, however, that the rights of Manager to manage the Property under the Management Agreement shall not be terminated other than in accordance with the terms thereof.

     (e) [Intentionally omitted]

     (f) Following notice from Lender to Manager that Borrower has failed to provide to Lender any FF&E Estimates, Building Estimates or Annual Operating Budgets, or other information required by the Management Agreement (including, without limitation, Article VIII thereof) that Manager has provided to Borrower or was obligated to provide to Borrower under the Management Agreement, Manager shall promptly provide copies of the same to Lender.

     (g) Following the occurrence of an Event of Default under the Loan Documents and delivery of a Default Notice with respect thereto, and until a Cure Notice has been received by Manager with respect to such Event of Default, Manager shall promptly provide to Lender copies of all FF&E Estimates, Building Estimates and Annual Operating Budgets as and when the same are required to be submitted to Borrower under the Management Agreement.

     (h) Notwithstanding the provisions of Section 8.02E of the Management Agreement, Manager shall not reduce the percentage contributions to the FF&E Reserve Account to less than 5% of Gross Revenues specified in Section 8.02B of the Management Agreement without the prior written consent of Lender, nor increase the percentage contributions for the FF&E Reserve Account to more than 5% of Gross Revenues without the prior written consent of Lender, provided, however, that from and after the Fiscal Year commencing on or about January 1, 2003, Manager may increase the percentage contributions for the FF&E Reserve Account without such consent, provided that any contribution in excess of 5% (the "Excess Contributions") shall be subordinate to the Secured Obligations in accordance with the provisions of Section 7(c) of this Agreement.

     (i) To the extent that Manager in its good faith discretion ascertains that amounts on deposit in the Capital Expenditure and FF&E Reserve Account are in excess of the amounts anticipated to be necessary (taking into account anticipated future deposits into the Capital Expenditure and FF&E Reserve Account) for present or future replacements, renewals and other items provided for in Section 8.02 of the Management Agreement, Manager will use such excess amounts in the Capital Expenditure and FF&E Reserve Account for Capital Expenditures approved by Borrower under Section 8.03 of the Management Agreement.

     (j) Any  assignment  of the  Management  Agreement  by Manager  pursuant to
Section 18.01 thereof shall be subject to the prior receipt by Lender of (i) a Rating Comfort Letter, and any such assignment in the absence of such Rating Comfort Letter shall be void, and (ii) a guarantee by Marriott International, Inc. of the obligations of the assignee in form reasonably satisfactory to Lender.

     (k) Following the occurrence of a Payment Event of Default and delivery of a Default Notice with respect thereto and until receipt of a Cure Notice with respect thereto, the following provisions shall apply:

     (i)(aa) Manager shall submit to Lender for its approval (which approval shall not be unreasonably withheld or delayed), at least thirty (30) days prior to the beginning of the next Fiscal Year, a proposed Annual Operating Budget or such Fiscal Year prepared by Manager in good faith. Additionally, with respect to any Fiscal Year during which Manager receives, on or prior to June 30, a Default Notice regarding a Payment Event of Default, Lender shall have the right to approve (which approval shall not be unreasonably withheld or delayed) the Annual Operating Budget applicable to such Fiscal Year as it relates to the remainder of such Fiscal Year. Lender's approval shall be deemed to have been given if Manager has received no notice from Lender to the contrary within thirty (30) days after Lender's receipt of any such proposed or then existing Annual Operating Budget (it being understood that upon receipt of a Default Notice containing a request for the then-current Annual Operating Budget, Manager shall promptly send to Lender a copy of the then current Annual Operating Budget). Any notice of disapproval delivered by Lender shall specify the items listed in the proposed (or then existing) Annual Operating Budget of which Lender, in good faith, disapproves. Any items not so specified shall be deemed approved. In preparing the Annual Operating Budget for each Fiscal Year, Manager's goal will be the maximization of the long-term and short-term
Operating Profit of the Hotel, in keeping with Marriott Standards. Manager agrees to take reasonable steps to ensure that, at Lender's request, qualified personnel from Manager's staff are available to discuss with Lender any proposed Annual Operating Budget and the Annual Operating Budget applicable to the Fiscal Year in which the Payment Event of Default occurs. A meeting (or meetings) for such purpose shall be held, at Lender's request, within a reasonable period of time after Lender's request. Manager will at all times give good faith consideration to Lender's suggestions regarding any such proposed (or then existing) Annual Operating Budget.

     (bb) Lender shall not be entitled to withhold its approval of any item in any proposed (or then existing) Annual Operating Budget based on its objection to: (w) Manager's reasonable projections of either Gross Revenues or the components thereof, (x) projected costs and expenses that are "system charges" (that is, costs and expenses that are generally uniform among the Marriott hotels operated by Manager, Marriott and any Marriott Affiliate, such as: the charges for Chain Services, and employee benefits and other compensation programs); (y) costs and expenses that are not within the control of Borrower, Lender or Manager, such as Impositions and the cost of utilities; or (z) increases in projected costs and expenses of operating the Hotel, which increases are primarily attributable to projected increases in occupancy at the Hotel. The approval of Lender (as set forth in Section 3(k)(i)(aa) above) shall not be required if, and to the extent that, the proposed (or then existing) Annual Operating Budget for a given Fiscal Year is, in all material respects, the same as the Annual Operating Budget for the preceding Fiscal Year with adjustments for inflation. If Lender and Manager fail to mutually agree on any item in any proposed (or then existing) Annual Operating Budget within the thirty (30) day period described in the first or second sentence of Section 3(k)(i)(aa), as applicable, Lender shall have the right to submit to arbitration (in accordance with Section 3(k)(iii) below) the issue of whether or not the Lender's disapproval of the contested item in the proposed (or then existing) Annual Operating Budget is reasonable, given, among other factors, the goals set forth in the sixth sentence of Section 3(k)(i)(aa). While such arbitration proceedings are pending, Manager shall operate the Hotel, as to the items approved or deemed approved, in accordance with the proposed (or then existing) Annual Operating Budget and, as to the items that were disapproved, in accordance with the Annual Operating Budget for the preceding Fiscal Year, with adjustments for inflation and changes in occupancy. If Lender fails to notify Manager within ten (10) days after expiration of the above-stated thirty (30) day period that it is submitting a specific contested item to arbitration, then Lender shall be deemed to have rescinded its disapproval of such contested item and such item shall be deemed approved. The proposed (or then existing) Annual Operating Budget shall be considered final with respect to all items approved or deemed approved pursuant to Section 3(k)(i)(aa) and this Section 3(k)(i)(bb) or in accordance with the decision of the arbitrators in accordance with Section 3(k)(iii).

     (cc) Each Annual Operating Budget will constitute a standard to which Manager shall use its reasonable best efforts to adhere. It is understood, however, that the Annual Operating Budget is an estimate only and that unforeseen circumstances such as, but not limited to, the costs of labor, materials, services and supplies, casualty, operation of law, or economic and market conditions may make adherence to the Annual Operating Budget impracticable, and Manager shall be entitled to reasonable departures therefrom for such reasons and consistent with the goal of maximizing long-term and short-term Operating Profit, in keeping with Marriott Standards; provided, however, that nothing herein shall be deemed to authorize Manager to take any action prohibited by this Agreement or the Management Agreement nor to reduce Manager's other rights or obligations hereunder or thereunder.

     (dd) Manager shall notify Lender of any significant variations from the Annual Operating Budget promptly after Manager learns of the same but in no event later than the date on which Manager is required to deliver the interim accounting statement (pursuant to Section 5.02A of the Management Agreement) covering the period in which such variation occurs. Lender and Manager shall, at Lender's request, meet to review such variations and their cause and to discuss appropriate action with respect to correcting the variations or preventing or minimizing their occurrence or effect.

     (ii) (aa) Manager shall submit to Lender for its approval (which approval shall not be unreasonably withheld or delayed), at the same time as submission of the proposed Annual Operating Budget, a proposed FF&E Estimate prepared by Manager in good faith. Lender's approval shall be deemed to have been given if Manager has received no notice from Lender to the contrary within thirty (30) days after Lender's receipt of such proposed FF&E Estimate. Any notice of disapproval delivered by Lender shall specify the items shown on the proposed FF&E Estimate of which Lender, in good faith, disapproves. Any items not so specified shall be deemed approved. Manager agrees to take reasonable steps to ensure that, at Lender's request, qualified personnel from Manager's staff are available to discuss the proposed FF&E Estimate with Lender. A meeting (or meetings) for such purpose shall be held, at Lender's request, within a reasonable period of time after the submission to Lender of the proposed FF&E Estimate. Manager will at all times give good faith consideration to Lender's suggestions regarding any such proposed FF&E Estimate that Manager is required to submit to Lender.

     (bb) Lender shall not be entitled to withhold its approval of any particular item described in any proposed FF&E Estimate if such item is reasonably required to enable the Hotel to be or remain in compliance with Marriott Standards. If Lender and Manager fail to mutually agree on any particular item in the proposed FF&E Estimate within thirty (30) days after the submission to Lender of the proposed FF&E Estimate described in the first sentence of Section 3(k)(ii)(aa), Lender shall have the right to submit to arbitration (in accordance with Section 3(k)(iii) below) the issue of whether or not the contested item in the FF&E Reserve is reasonably required to enable the Hotel to be or remain in compliance with Marriott Standards. While such arbitration proceedings are pending, Manager shall be entitled to make the repairs and replacements described in the proposed FF&E Estimate to which Lender did not timely object, but it shall not make any of the repairs or replacements described in the proposed FF&E Estimate to which Lender timely objected. If Lender fails to notify Manager within ten (10) days after expiration of the above-stated thirty (30) day period that it is submitting a specific contested item to arbitration, then Lender shall be deemed to have rescinded its disapproval of such contested item and such item shall be deemed approved. The proposed FF&E Estimate shall be considered final with respect to all items approved or deemed approved pursuant to Section 3(k)(ii)(aa) and this Section 3(k)(ii)(bb) or in accordance with the decision of the arbitration in accordance with Section 3(k)(iii).

     (iii) (aa) Disputes described in Sections 3(k)(i)(bb) and 3(k)(ii)(bb) above shall be resolved in accordance with the Commercial Arbitration Rules of the American Arbitration Association then pertaining. The decision of the arbitrators shall be binding, final and conclusive on the parties.

     (bb) Lender and Manager shall each appoint, within twenty (20) days after receipt by Manager of Lender's notice that it is submitting a specific contested item to arbitration, a reputable, fit and impartial person as arbitrator who shall have had at least ten (10) years' recent professional experience in hotel management or hotel management consulting who is not at such time employed by any competitor of Manager or by Manager or any of its Affiliates. Notice of such appointment shall be sent in writing by each party to the other, and the arbitrators so appointed, in the event of their failure to agree within thirty
(30) days after the appointment of the second arbitrator upon the matter submitted, shall appoint a third arbitrator. If either Lender or Manager shall fail to appoint an arbitrator, as aforesaid, for a period of twenty (20) days after written notice from the other party to make such appointment, then the arbitrator appointed by the party having made such appointment shall appoint a second arbitrator and the two so appointed shall, in the event of their failure to agree upon any decision within thirty (30) days thereafter, appoint a third arbitrator. If such arbitrators fail to agree upon a third arbitrator within forty-five (45) days after the appointment of the second arbitrator, then such third arbitrator shall be appointed by the American Arbitration Association from its qualified panel of arbitrators, and shall be a person having the same qualifications as described above. The costs and fees of the arbitrators and the arbitration shall be paid out of Gross Revenues and shall constitute a Deduction in the year in which the arbitration is completed, provided, however, that the fees of respective counsel engaged by the parties and the costs and fees of expert witnesses and other witnesses called for the parties shall be paid by the respective party engaging such counsel or calling or engaging such witnesses.

     (cc) The decision of the arbitrators shall be rendered within thirty (30) days after appointment of the third arbitrator. Such decision shall be in writing and in duplicate, one counterpart thereof to be delivered to Lender and one to Manager and shall be final and binding on the parties.

     (dd) If in Manager's good faith judgment the decision of the arbitrators would require the Manager to operate the Hotel at a standard that is materially below Manager's standards generally applied with respect to Marriott Standards, Manager shall be entitled to terminate the Management Agreement as of a date three (3) months after the date of Manager's notice of termination to Lender and Borrower.

     (l) Following (i) notice from Lender to Manager that Borrower has failed to provide to Lender any information that Borrower has obtained or could have obtained from an inspection of Manager's books and records (as they relate to the Property), or (ii) the occurrence of an Event of Default and delivery of a Default Notice with respect thereto (unless and until a Cure Notice has been received by Manager with respect to such Event of Default), Lender and its agents shall have the same rights to inspect Manager's books and records (as they relate to the Property) and to the receipt of information regarding the Property from Manager as are afforded to Borrower under the Management Agreement.

     (m) Following (i) notice from Lender to Manager that Borrower has failed to provide the financial information ("Financial Information") to Lender that Borrower is entitled to receive under the Management Agreement at the times specified in the Management Agreement including, without limitation, notices and information required under Sections 8.01, 8.02 and 8.03 of the Management Agreement, or (ii) the occurrence of an Event of Default under the Loan Documents and delivery of a Default Notice with respect thereto, and until a Cure Notice has been received by Manager with respect to such Event of Default, Manager shall (except as otherwise provided in Sections 3 (f), (g), (k) and (l) hereof) provide Financial Information to Lender, as and when the same is required to be submitted to Borrower under the Management Agreement.

     (n) Lender and its agents and designees shall have the right to inspect the Property at reasonable times on reasonable advance notice.

     (o) Manager will provide to Lender, upon thirty (30) days' prior written notice, a written estoppel certificate (A) stating whether or not the following statements are correct, indicating in reasonable detail, where applicable, the circumstances causing any of the statements not to be correct:

     (i) the Management Agreement and this Agreement are in full force and effect;

     (ii) To the best of Manager's knowledge, there is no default under the Management Agreement or this Agreement, or any event which, with the giving of notice, the passage of time, or both, would constitute an event of default thereunder, nor has Manager commenced any action or served any notice for the purpose of terminating the Management Agreement; and

     (iii) all sums then due and payable to Manager under the Management Agreement or under this Agreement have been paid in full; and

     (B) setting forth a schedule of all Deferred Fees.

     (p) Without the prior written consent of Lender in each instance, Manager shall not (i) terminate (except as specifically permitted in the Management Agreement or under this Agreement) or consent to the cancellation or surrender of the Management Agreement, or (ii) modify the Management Agreement so as to shorten the unexpired term thereof, or change any renewal option therein, or in any other material respect, or (i) subject to the provisions of the last sentence of this Section 3(p), in any manner impair the title to the Property or the validity or priority of the Security Deed or any other Transaction Document. Any purported modification, amendment, termination (except as specifically permitted in the Management Agreement or under this Agreement), cancellation, surrender or impairment made without the prior written consent of Lender in each instance shall be null and void as against Lender at its option. Notwithstanding the foregoing, Manager shall not have any obligation to expend its own funds to prevent or cure any impairment of the title to the Property or the validity or priority of the Security Deed or other Loan Documents, unless such impairment was caused by the acts or omissions of Manager that were outside of the scope of its obligations under the Management Agreement or resulted directly from the breach by Manager of its obligations under the Management Agreement.

     (q) If any act or omission by Borrower or any other act, condition or event would give Manager the right, immediately or after notice or lapse of time or both, to cancel or terminate the Management Agreement, Manager will not exercise any such right and no notice of cancellation shall be effective until (i) Manager has given written notice of such act or omission to Lender (referring to the provisions of this Section 3(q) and the obligation to respond thereto within the time periods hereinafter provided) and Lender has received such notice, and
(ii) a time period for remedying such act or omission equal to (A) 60 days for any act or omission under Section 8.02 or 8.03 of the Management Agreement, (B) 15 days for any failure to supply additional Working Capital or cure any monetary default (except as provided in clause (A) of this Section 3(q)), (C) 45 days as to any nonmonetary act, omission, condition or event which, in the reasonable judgment of Manager (as set forth in such notice) will, if not cured, have a material and adverse impact on Manager's ability to operate the Hotel in the manner required by the Management Agreement (as modified by Sections 2 and 3 of this Agreement), and (D) 90 days for any nonmonetary act, omission, condition or event other than as set forth in clause (C) of this Section 3(q), shall have elapsed, which period (whether under clause (A), (B), (C), or (D) of this Section 3(q)) shall commence on a date which shall be the later of (x) the date of expiration of the cure period available to Borrower under the Management Agreement, or (y) the date of Lender's receipt of the notice referred to in
Section 3(q)(i). Lender shall, within ten (10) days after its receipt of Manager's notice of an act or omission referred to in clause (B) above, or within thirty (30) days of its receipt of any other Manager's notice, give Manager notice of its intention to, and with reasonable diligence thereafter commence and continue to, remedy such act or omission or to cause the same to be remedied. If, after delivery of such notice, Lender fails to remedy the act or omission that it undertook in such notice to remedy, Lender shall have no liability of any kind under such notice for such failure and Manager's sole right against Lender under this Section 3(q), or in respect of such notice, shall be to exercise its rights under the Management Agreement as if such notice had never been delivered. It is recognized that Lender does not have the ability to cure the following defaults by Borrower: bankruptcy, assignment for the benefit of creditors, or the appointment of a receiver or trustee. Therefore, foreclosure of (or the exercise of the power of sale pursuant to or acceptance of a deed in lieu of foreclosure thereof) the Security Deed shall constitute cure of such default under the Management Agreement, and Lender shall have a reasonable period (not to exceed one (1) year) to effect the same. Manager shall promptly give Lender copies of all notices of default given to Borrower under the Management Agreement, but the failure of Manager to comply with the provisions of this sentence shall not affect the efficacy of any notice to Borrower and shall not constitute a default hereunder.

     (r) Manager will not enter into any leases of FF&E other than as set forth in clauses (a), (b) and (c) of Section 8.02D of the Management Agreement without the prior written consent of Lender.

     (s) Manager shall make no Manager Loans that, when added to the outstanding balance of previous Manager Loans, would cause the total outstanding balance of Manager Loans to exceed the sum of (i) average amount of Deductions for each Accounting Period during the preceding full 13 Accounting Periods, and (ii) an amount equal to one Monthly Debt Service Payment then in effect.

     (t) The words "subject to the provisions of any mortgage of the Hotel" shall be deemed added to the end of the second sentence of Section 15.02(B) of the Management Agreement.

     (u) Notwithstanding the provisions of Sections 2.02 and 2.03 of the Management Agreement, Manager shall not enter into any (x) lease demising 5% or more of the floor area of the Property regardless of the term of such lease or
(y) lease demising any room or suite in the Property for a period in excess of 365 calendar days (including so-called seasonal leases aggregating to a time period in excess of 365 days whether or not such days run consecutively) without the prior written consent of Lender.

     (v) Notwithstanding the provisions of clause (8) of Section 2.04 of the Management Agreement, Manager shall not adjust any insurance claims without the prior written consent of Lender unless Borrower has such right (without the consent of Lender) under provisions of the Loan Documents annexed hereto as Exhibit J.

     (w) The provisions of Section 6.01C of the Management Agreement shall be inapplicable.

     (x) To the extent the provisions of Article XII of the Management Agreement are inconsistent with the provisions of the Loan Documents, the provisions of the Loan Documents shall control.

     (y) The consent of Manager to actions taken by Owner (or Lender on its behalf) under Section 13.01A of the Management Agreement costing in excess of $5,000 shall not be required, provided that if the consent of Manager is not obtained, any costs in excess of $5,000 shall not constitute a Deduction.

     (z) [Intentionally omitted]

     (aa) Manager will not make any Capital Expenditures that are not Required Capital Expenditures without the prior written consent of Lender, unless included in a Building Estimate approved by Owner and Lender.

     (bb) Any lease of equipment in respect of the Hotel shall be subject to the limitation that, so long as any portion of the Debt shall remain outstanding as an obligation of Borrower, Manager shall not, without the prior consent of Lender, enter into any equipment lease other than solely with the supplier or owner of the furnishings, fixtures or equipment subject to such lease or sell any such furnishings, fixtures, or equipment to any third party under a "Sale Leaseback" arrangement.

     4. Assignment; Consents of Manager.

     (a) Manager hereby acknowledges that Borrower has, pursuant to the Collateral Assignment of Documents, assigned and pledged its right, title and interest in, to and under the Management Agreement to Lender. Manager acknowledges and consents to the express terms of the Collateral Assignment of Documents as it relates to the Management Agreement.

     (b) To effectuate the rights set forth in Section 3(d) of this Agreement as they relate to Section 4.03 of the Management Agreement, Borrower hereby presently and absolutely grants, assigns, transfers and sets over unto Lender Borrower's rights to terminate the Management Agreement under Section 4.03 thereof, until such time as the Note is Paid in Full.

     (c) Manager hereby consents to the assignment set forth in Section 4(b) hereof.

     (d) Manager hereby consents to the Secured Obligations and agrees that (i) both the Secured Obligations and any Refinancing Debt shall constitute Qualified Loans, and satisfy the provisions of Sections 3.01A and 6.08 of the Management Agreement, and any other conditions set forth in the Management Agreement relating to the mortgaging of the Property, (ii) the provisions of the last sentence of Section 3.01A of the Management Agreement are satisfied (or, to the extent not satisfied, are deemed waived by Manager) by the provisions of the Loan Documents and this Agreement, and (iii) Lender, any assignee of Lender, and any Trustee shall each be deemed to be a Qualified Lender.

     (e) Manager hereby consents to a transfer of the fee interest in the Hotel to Atlanta Marriott Marquis II Limited Partnership ("AMM II") (or other entity created in connection with pending litigation relating to the sale of the fee interest in the Hotel to Borrower, or settlement thereof), and Manager and Borrower agree to enter into appropriate modifications of this Agreement to reflect that any ground rent will be paid in accordance with revised Cash Management Procedures if a ground lease is entered into between AMM II (or such other entity) and Borrower in connection with such litigation or settlement thereof. If, in connection with such litigation or settlement thereof, the operating interest in the Hotel is transferred to AMM II (or such other entity), Manager and Lender agree to cooperate in good faith in connection with the negotiation of a new Management Agreement between Manager and AMM II (or such other entity) and a new Modification, Subordination and Non-Disturbance Agreement, estoppel, Assignment and Consent among Manager, AMM II (or such other entity) and Lender.

     5. Certifications, Representations and Agreements of Manager. Manager hereby certifies, represents and agrees to and with Lender as of the date hereof, as follows:

     (a) Manager is the manager under the Management Agreement, pursuant to which the Property is operated as a full service first-class Marriott hotel in accordance with Marriott Standards.

     (b) Annexed hereto as Exhibit C is a true and correct copy of the Management Agreement. The Management Agreement and this Agreement constitute the entire agreement between Manager and Borrower with respect to the Property (other than agreements entered into in the ordinary course of business to facilitate Manager's provisions of services as required under the Management
Agreement, which agreements do not affect the rights of Lender under this Agreement or the Cash Management Procedures). The Management Agreement is in full force and effect as against Manager and has not been amended or modified in any way, except as otherwise stated in Sections 2 and 3 of this Agreement.

     (c) To the best of Manager's knowledge there is no default under the Management Agreement, or any event which, with the giving of notice, the passage of time or both, would constitute an event of default thereunder, nor has Manager commenced any action or served any notice for the purpose of terminating the Management Agreement. Unless earlier terminated or extended as provided therein, the Management Agreement will terminate on the last day of Fiscal Year 2011.

     (d) All fees currently payable under the Management Agreement have been paid in full through the last day of the thirteenth (13th) Accounting Period of Fiscal Year 1997. All Base Management Fees, Incentive Management Fees, and any other amounts payable to Manager under the Management Agreement have been paid in full or waived by Manager with respect to any and all periods through and including the end of Fiscal Year 1997.

     (e) Except as otherwise set forth in Exhibit E annexed hereto, as of the date hereof, the Property complies with all current operating standards and, to the best of Manager's knowledge, all current property standards for full service first-class Marriott hotels (including, without limitation, Marriott Standards).

     (f) There are no property condition and operating standards generally employed by Manager for full service first-class Marriott hotels as of the date hereof (including, without limitation, Marriott Standards) which are not already satisfied or reflected in work provided for in the FF&E Estimate for Fiscal Year 1998 unless the same are otherwise set forth in Exhibit E annexed hereto.

     (g) Manager has the right to use the Proprietary Marks, Proprietary Signage, Software, and other Intellectual Property in connection with the management and operation of the Hotel.

     (h) To the best of Manager's knowledge, all interim and annual accounting statements given by Manager to Borrower with respect to the Property are true and complete in all material respects and do not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

     (i) Any assignment of the Management Agreement shall be subject to (i) the provisions of Section 3(j) of this Agreement, and (ii) the assumption in writing of the terms of this Agreement by the assignee.

     (j) None of the amendments to the Management Agreement set forth in this Agreement shall constitute a "burden", as such term is defined Section 6.01B of the Management Agreement.

     6. Obligations of Lender to Provide Notices to Manager.

     (a) Lender shall promptly give Manager copies of all Default Notices, and Borrower acknowledges that Manager may, for purposes of this Agreement, rely on any Default Notices.

     (b) None of the provisions of this Agreement that become effective on an Event of Default shall apply until Lender has delivered a Default Notice with respect thereto to Manager.

     (c) Lender shall give Manager copies of any material modifications to the Loan Documents.

     (d) The failure of Lender to comply with the provisions of this Section 6 shall not affect the efficacy of any notice or documents as to Borrower.

     7. Subordination.

     (a) The Management Agreement and all right, title and interest of Manager in and to the Property and the Hotel are and shall be subject and subordinate to the lien of the Security Deed; provided, however, that, notwithstanding the foregoing subordination, neither Lender nor any successor or assignee thereof shall name or join Manager as a party defendant in any foreclosure or otherwise in any suit, action or proceeding commenced or maintained for the purpose of foreclosure of the Security Deed to recover possession of the Property unless Manager or any person claiming through or under Manager is deemed a necessary party under the law of the applicable jurisdiction or by the court, in which event such party may be so named or joined but such naming or joinder shall not otherwise be in derogation of the rights of Manager set forth in this Agreement, and the Management Agreement shall not be subject to forfeiture or termination, other than in accordance with the terms thereof, by reason of any such suit, action or proceeding or any judgment rendered therein, provided that nothing contained in this Section 7(a) shall impair the exercise of any remedies by Lender under the Loan Documents, at law or in equity, or by statute, including, without limitation, the right to foreclose and the right to appointment of a receiver. Should the exercise of any such remedies impair, by events not within the control of Lender (such as operation of law or actions taken by a receiver other than at the request of Lender), the rights of Manager under this Section 7(a) or Section 9 hereof, Lender shall have no liability or obligation to Manager (subject, however, to the rights of Manager under Section 9 of this Agreement once Lender or a Successor Owner has obtained possession of the Property).

     (b) Manager agrees that payment of all Subordinated Fees is hereby subordinated to the Secured Obligations and, except as set forth in Section 8, Manager will not take, retain, or receive from Borrower any Gross Revenues or other funds of Borrower by setoff or in any other manner, in payment of the whole or in part of the Subordinated Fees, nor any security for any of the foregoing, unless and until the Note has been Paid in Full and the Cash Management Procedures are no longer operative.

     (c) Manager agrees that payment of all Excess Contributions is hereby subordinated to the Secured Obligations, and Manager will not take, retain, or receive from Borrower any Gross Revenues or other funds of Borrower by setoff or in any other manner (other than funds advanced by Borrower from sources other than Gross Revenues or Operating Profit, or funds payable to Borrower under the Cash Management Procedures), in payment of the whole or in part of the Excess Contributions, nor any security for any of the foregoing, unless and until the Note has been Paid in Full and the Cash Management Procedures are no longer operative.

     (d) Upon the foreclosure or conveyance by Deed in Lieu of Foreclosure of the Property, the payment of any Subordinated Fees (including, without limitation, any Deferred Fees) incurred prior thereto and any obligation of Borrower to repay Manager Loans incurred prior thereto shall be deemed to have been waived as to Lender, any Lender Affiliate, and any Successor Owner, and as to the Property, but shall not be deemed to have been waived as to Borrower.

     8. Payment of Subordinated Fees and Manager Loans.

     (a) Subject to the provisions of this Section 8, Manager, shall, for any period prior to the earlier to occur of (i) the occurrence of an Event of Default and receipt by Manager of a Default Notice, or (ii) the Optional Prepayment Date, be entitled to accept from Borrower, Lender or Servicer (as applicable), repayment of Manager Loans and accrued interest thereon, and payments of Subordinated Fees, each of which shall be payable (at such times and to the extent payable under the Management Agreement) solely from funds (if any) payable to Manager under Section 4.3(E) or 7.9.3(B) (whichever is then applicable) of the Cash Management Procedures.

     (b) Following the Optional Prepayment Date, Manager shall not be entitled to and shall not accept from Borrower, Lender or Servicer (as applicable), repayment of Manager Loans or accrued interest thereon or payments of any Subordinated Fees (other than (i) repayment of Manager Loans and accrued interest thereon, provided that for such purpose the principal balance of any Manager Loan shall be amortized on a five year straight line basis, from the later of (x) the date funds were advanced, or (y) the Optional Prepayment Date, and (ii) payment of Incentive Management Fees for the then current Fiscal Year), which shall be payable (at such times and to the extent payable under the Management Agreement) solely from funds (if any) payable to Manager under
Section 4.4(C) or 7.10(B) (whichever is then applicable) of the Cash Management Procedures).

     (c) Upon the occurrence of any Payment Event of Default and receipt by Manager of a Default Notice with respect thereto, Manager shall not be entitled to and shall not accept from Borrower, Lender or Servicer (as applicable), repayments of Manager Loans or accrued interest thereon, or payments of any Subordinated Fees, unless and until a Cure Notice in respect of such Payment Event of Default shall have been received by Manager, after which Manager shall again, subject to all of the other terms and conditions of this Agreement, be entitled to repayments of Manager Loans and accrued interest thereon and payments in respect of Subordinated Fees (excluding Deferred Fees, if incurred subsequent to the Optional Prepayment Date), including any such payments not previously made for the period commencing with the giving of the Default Notice and ending with the giving of the Cure Notice, each of which shall be payable (at such times and to the extent payable under the Management Agreement) solely from funds (if any) payable to Manager under Section 4.3(E), 7.9.3(B), 4.4(E) or 7.10(B) (whichever is then applicable) of the Cash Management Procedures.

     (d) Upon any Non-Payment Event of Default and receipt by Manager of a Default Notice with respect thereto, Manager shall not be entitled to and shall not accept from Borrower, Lender or Servicer (as applicable), repayment of any Manager Loans or accrued interest thereon, or payments of any Subordinated Fees, for a period (a "Payment Blockage Period") commencing on the date of the receipt by Manager of such Default Notice and ending upon the earliest of the date (x) 180 days thereafter, (y) the date on which a Cure Notice with respect to such Non-Payment Event of Default shall have been received by Manager, or (z) such Payment Blockage Period shall have been terminated by notice to Manager from Lender, after which Manager shall again, subject to all of the other terms and conditions of this Agreement, be entitled to repayments of Manager Loans and accrued interest thereon and payments in respect of the Subordinated Fees
(excluding Deferred Fees if subsequent to the Optional Prepayment Date), including any such payments not previously made during the Payment Blockage Period, each of which shall be payable (at such times and to the extent payable under the Management Agreement) solely from funds (if any) payable to Manager under Section 4.3(E), 7.9.3(B), 4.4(C) or 7.10(B) (whichever is then applicable) of the Cash Management Procedures.

     (e) No Non-Payment Event of Default under any Secured Obligation that existed on the date of the commencement of any Payment Blockage Period shall be made the basis for the commencement of a second Payment Blockage Period, but the occurrence of a similar Non-Payment Event of Default (such as, for example, the failure by Borrower to comply, on a second occasion, with the same obligation as gave rise to the initial Non-Payment Event of Default) shall be the basis for the commencement of a second Payment Blockage Period.

     (f) Notwithstanding anything in Section 8(d) hereof to the contrary, in the event that the maturity of any Secured Obligation is accelerated by Lender, or Lender commences an action (judicial or nonjudicial) to foreclose on the Security Deed as a result of an Event of Default, or Lender commences an action or proceeding for the appointment of a receiver or receivers with respect to all or any portion of the Property as the result of an Event of Default, then any Non-Payment Event of Default shall, for purposes of this Section 8, be deemed to have the effect of a Payment Event of Default, in which event the payment or non-payment of Manager Loans and accrued interest thereon and Subordinated Fees shall be governed by Section 8(c) hereof, provided, however, that if all such receivers are discharged prior to the time at which (A) the maturity of any Secured Obligation is accelerated by Lender or (B) Lender commences an action (judicial or nonjudicial) to foreclose on the Security Deed, then upon the discharge of all such receivers (and until such time as the maturity of any Secured Obligation is accelerated by Lender, or Lender commences an action (judicial or nonjudicial) to foreclose on the Security Deed) Manager shall again, subject to all of the other terms and conditions of this Agreement, be entitled to repayments of Manager Loans and accrued interest thereon and payments in respect of the Subordinated Fees (excluding Deferred Fees if subsequent to the Optional Prepayment Date), including any such payments not previously made during the Payment Blockage Period, each of which shall be payable (at such times and to the extent payable under the Management Agreement) solely from funds (if any) payable to Manager under Section 4.3(E), 7.9.3(B), 4.4(E) or 7.10(B) (whichever is then applicable) of the Cash Management Procedures.

     (g) In the event that there are insufficient funds available to make permitted repayment of all Manager Loans and accrued interest thereon and permitted payments of all Subordinated Fees, payment shall be made in the following order of priority: (i) accrued interest on Manager Loans, (ii) the outstanding principal balance of Manager Loans, (iii) current Incentive Management Fees, and (iv) Deferred Fees, if applicable.

     (h) If Manager is entitled under Sections 8(a), (b), (c), (d) or (f) hereof to repayments of Manager Loans and accrued interest thereon or payments of Subordinated Fees, Borrower (or the Servicer on its behalf) shall make such payments from available cash subject to, and in accordance with, the Cash Management Procedures.

     (i) In the event that, notwithstanding the foregoing, Borrower, Lender or Servicer, as applicable, shall make any payment to Manager to which Manager is not entitled by this Section 8 or the Cash Management Procedures, then such payment shall be received in trust by the Manager and paid over and delivered forthwith by the Manager to Lender for deposit into the Deposit Account.

     (j) The provisions of this Section 8 shall supersede any inconsistent provisions in Section 7.01B of the Management Agreement regarding the repayment terms of any Manager Loans). Manager will not invoke provisions of any other Sections of the Management Agreement that are inconsistent with provisions specifically addressed in this Section 8.

     9. Non-Disturbance and Attornment.

     (a) If, at any time, a Successor Owner shall succeed to the rights of Borrower under the Management Agreement or otherwise obtain possession of the Property as a result of the exercise of Lender's rights upon the occurrence of an Event of Default (whether voluntary, involuntary or by operation of law) prior to the expiration date of the Management Agreement, Lender agrees (which agreement shall be binding on all Successor Owners) that the terms of the Management Agreement shall be binding on each Successor Owner if, at the time such Successor Owner succeeds to the rights of Borrower (1) Manager is in compliance with the terms and provisions of this Agreement in all material respects, the Management Agreement is in full force and effect (or has been terminated as a result of Borrower's bankruptcy or the actions of a receiver, and such Successor Owner has or is in the process of obtaining a new Management Agreement pursuant to the provisions of Section 9(b) hereof) and Manager is not then in default in any material respect under the Management Agreement beyond any applicable grace periods provided for therein, or (2) if the provisions of clause (1) above are not satisfied but the Successor Owner nevertheless waives such provisions in writing, then (i) all Successor Owners shall recognize the rights of Manager under the Management Agreement, (ii) Manager shall not be disturbed in its right to manage the Property pursuant to the Management Agreement, (iii) the Management Agreement shall not terminate as a result of Lender's actions (or if terminated as set forth in clause (1) above, shall, subject to the provisions of Section 9(b) hereof, be reinstated), (iv) Manager shall attorn to and recognize the Successor Owner as the "Owner" under the Management Agreement, and (v) the Successor Owner shall accept such attornment and recognize Manager as the manager of the Property under the Management Agreement. Upon such attornment and recognition, the Management Agreement shall continue in full force and effect as, or as if it were, a direct Management Agreement between the Successor Owner and Manager upon and subject to all of the then executory terms, conditions and covenants as are set forth in the Management Agreement (as amended by Sections 2 and 3 of this Agreement, if the Successor Owner is Lender or a Lender Affiliate) and which shall be applicable to the Property after such attornment and recognition. Manager further agrees that the following shall apply following a foreclosure of the Property or a Deed in Lieu of Foreclosure:

     (i) No Successor Owner shall be liable for any act or omission of Borrower under the Management Agreement;

     (ii) No Successor Owner shall be subject to any offsets, defenses or counterclaims accruing prior to the date or dates of foreclosure or delivery of a Deed in Lieu of Foreclosure that Manager might have against Borrower under the Management Agreement;

     (iii) No Successor Owner, in its capacity as Successor Owner, shall be liable for payment of any Deferred Fees or Manager Loans or accrued interest thereon accruing or made prior to the date on which such Successor Owner acquires title to the Property;

     (iv) No Successor Owner shall be bound by any amendment or modification of the Management Agreement or by any waiver or forbearance on the part of Borrower under the Management Agreement requiring the consent of Lender made or given without the prior written consent of Lender;

     (v) Except as set forth in Section 9(a)(vi) hereof, and except with respect to the obligations of Lender (or the Servicer, on Lender's behalf) under the Cash Management Procedures, neither Lender nor any Lender Affiliate shall in any event or at any time be personally liable for the payment or performance of the obligations required by or permitted of the Owner under the Management Agreement or in any document executed in connection with the Management Agreement by Lender or such Lender's Affiliate, and the sole recourse of Manager shall be against the interest of Lender or such Lender Affiliate in the Management Agreement or the Property (or portion thereof so acquired), and no attachment, execution, writ or other process for enforcement of a judgment for damages shall be initiated by or on behalf of Manager against Lender or such Lender Affiliate personally (other than such interest as Lender or Lender Affiliate may have in the Management Agreement or the Property) as a result of any such breach or default;

     (vi) Lender and any Lender Affiliate shall be bound by the covenants and agreements contained in the Management Agreement on the part of the Owner only with respect to the period beginning with the date of the transfer of the Owner's interest in the Management Agreement to Lender or such Lender Affiliate and ending on the date of its subsequent transfer of such interest to its successors;

     (vii) No Successor Owner shall be bound by the covenants and agreements contained in the Management Agreement on the part of the Owner for any period following its subsequent transfer of its interest to its successors;

     (viii) No Successor Owner shall have any liability for a breach by Borrower (but not by any prior Successor Owner) or Manager of the Cash Management Procedures, provided that this provision shall not in any way release Lender or Servicer of their respective obligations under the Cash Management Procedures; and

     (ix) No Successor Owner shall have any liability or obligation for any application or transfer fee to Manager in connection with the substitution of such party as Owner under the Management Agreement.

     (b) If the Management Agreement shall be rejected or disaffirmed pursuant to any bankruptcy law or any other law affecting creditors' rights, or suspended or terminated by the actions of a receiver, Lender or any Successor Owner and Manager shall, within sixty (60) days after such Successor Owner obtains possession of the Property or portion thereof, enter into a new agreement for the management thereof on the same terms and conditions as are contained in the Management Agreement (as amended to reflect the provisions of Sections 3 and 10 hereof, if such Successor Owner is Lender or a Lender Affiliate), and other applicable provisions of this Agreement for the remainder of the term of the Management Agreement, provided, however, that (i) neither Lender nor any Successor Owner shall have such obligation if the conditions set forth in
Section 9(a) hereof have not been satisfied by Manager, and (ii) neither Lender nor any Successor Owner nor Manager shall have such obligation as to the Property if Lender or the Successor Owner shall not have obtained possession of the Property within one (1) year after the date of termination or suspension of the Management Agreement. Neither Lender nor any Successor Owner shall have any liability or obligation for any application or transfer fee to Manager in connection with such new agreement.

     (c) This Agreement satisfies Owner's obligations under the provisions of Sections 6.04C, 6.05, and 6.06 of the Management Agreement.

     10. Modifications Following Foreclosure.

     (a) The restrictions in Article XIX of the Management Agreement shall not apply to any acquisition of the Hotel at a foreclosure sale or by Deed in Lieu of Foreclosure by Lender or a Lender Affiliate.

     (b) In the event that Lender or a Lender Affiliate enters into a Sale of the Hotel in violation of Section 19.01A of the Management Agreement, the sole remedy of Manager shall be to terminate the Management Agreement pursuant to
Section 19.01B thereof.

     (c) The provisions of Section 8.06 of the Management Agreement shall not apply following a Foreclosure.

     11. No Litigation, No Bankruptcy Filings. Manager agrees not to bring any action against Borrower nor to cause the filing of a petition in bankruptcy against Borrower for non-payment to Manager of any Base Management Fee, Incentive Management Fee, Deferred Fee, Manager Loans or accrued interest thereon or other amounts payable to Manager under the Management Agreement until the Note has been Paid in Full, and (as to the filing of a petition in bankruptcy) the expiration of a period equal to the applicable preference period under the federal Bankruptcy Code (Title 11 of the United States Code) plus ten
(10) days following the date on which the Note has been Paid in Full. The foregoing shall not in any way affect the rights of Manager to bring an action against Lender or the Servicer, or Lender to bring an action against Manager, for breach of their respective obligations under this Agreement.

     12. Assignment by Lender. Manager acknowledges that Lender may, from time to time, assign all or any part of its right, title and interest in, to and under this Agreement in connection with a sale or assignment (which may include a reassignment if Lender reacquires all or any portion of the Note) of the Note (or any portion thereof) and the other Loan Documents to one or more third parties, including, without limitation, to an agent for one or more participants, or a trustee (each, a "Trustee") for the benefit of holders (the "Holders") of the Securities, and Manager agrees that all of the covenants and agreements made by Manager in this Agreement (and in the Management Agreement if Lender and/or one or more assignees of the Note) succeed to the rights of the Owner thereunder) are also for the benefit of, and that all of the rights of Lender hereunder shall inure to the benefit of, the successors and assigns of the Lender in connection with any such sale or assignment of the Note and other Loan Documents, including, without limitation, a Trustee and any Holders. Except as set forth above, Lender shall not assign its rights hereunder without Manager's prior written consent, which consent shall not be unreasonably withheld, conditioned or delayed.

     13. Securitization.

     (a) Manager shall use commercially reasonable efforts to cooperate with Lender in its activities in connection with the sale of the Loan as a whole loan or any securitization of all or a portion of the Loan, which may include a resecuritization of portions of the Loan reacquired by Lender (collectively, "Securitizations"), including obtaining ratings of the Loan or the Securities by the Rating Agencies and annual rating reviews of the Loan or the Securities by the Rating Agencies. The Securitization will involve the issuance of rated single- or multi-class securities secured by or evidencing ownership interests in the Loan Documents (the "Securities"). Such cooperation shall include, without limitation, the obligation to cooperate with Lender in providing to the Rating Agencies such information as is customarily provided by a property manager on behalf of a borrower in connection with annual reviews conducted in commercial mortgage backed securities transactions similar to the Securitization, provided, however, that in no event shall Manager be required to cooperate in any request for Manager, Marriott or any Marriott Affiliate to be rated by any Rating Agency that, as of the date hereof, does not rate Manager, Marriott, or any Marriott Affiliate.

     (b) Lender shall indemnify, defend and hold Manager, Marriott and all Marriott Affiliates (and their respective directors, officers, shareholders, employees and agents) harmless from and against all loss, costs, liability and damage, including attorneys' fees and expenses, and the costs of litigation related thereto (collectively "Losses") to which any such persons may become subject under the Securities Act of 1933, as amended, or otherwise, insofar as the Losses arise out of or are based upon any untrue statement of material fact contained in the offering documents used in the offering of the Securities or any other securities issued by Lender with respect to the Loan or arise out of or are based upon the omission or alleged omission to state in such offering documents a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading; provided, however, that the indemnification contained herein shall not be operative if such untrue statement or omission was made in reliance upon any information given by Manager to Borrower referred to in Section 5(h) hereof.

     (c) The provisions of this Section 13 shall supersede any inconsistent provisions in Section 20.05 of the Management Agreement). Manager will not invoke provisions of any other Sections of the Management Agreement that are inconsistent with provisions specifically addressed in this Section 13.

     14. Disclosure. Borrower, Lender, the Servicer, and any Trustee may disclose information regarding the Management Agreement and this Agreement and the operation of the Hotel, and provide copies of the Management Agreement, this Agreement, and any financial statements or reports delivered by Manager pursuant to the Management Agreement or this Agreement to Lender, any Trustee and Servicer or any holder of the Securities, and any counsel to or agents, officers, employees, and representatives of any such Person, and may disclose and describe the terms hereof and of the Management Agreement in any offering memorandum, prospectus, or registration statement or other filing required under applicable law, provided, however, that (i) Borrower, the Servicer, Lender, and any Trustee, shall implement procedures to restrict the dissemination of information to the holders of the Loan or the Securities concerning revenues per available rooms, Gross Revenues, Operating Profit, and occupancy and room rate statistics of the Hotel to the extent reasonably practicable, giving due regard to the desire of holders of the Securities to have access to such information and to the requirements of applicable securities laws and (ii) any disclosure of information in any offering memorandum, prospectus, or registration statement, or other filing which is accessible to the general public ("disclosure document") required under applicable law or to any prospective holder of the Securities concerning revenue per available rooms, Gross Revenues, Operating Profit, occupancy and room rate statistics shall be made in the following format: (A) such information (excluding Operating Profit) may be disclosed in a narrative description in the text of a disclosure document, identifying the Property by name, but only for the thirteen (13) Accounting Periods immediately preceding the disclosure, and (B) such information (including Operating Profit) may be disclosed in tabular form in an exhibit to a disclosure document that is not immediately adjacent to the foregoing narrative description (in the case of a prospectus, the degree of separation between exhibit and narrative description will be substantially similar to that in the Prospectus Supplement dated ________________, for Nomura Asset Securities Corporation, Commercial Mortgage Pass-Through Certificates, Series 1996-MD V). Notwithstanding the foregoing, any such offering memorandum, prospectus, registration or other filing required under applicable law or given to any prospective holder of the Securities, may identify the Hotel by specific location, number of rooms, date of opening, appraised value, average occupancy, average daily room rate, and revenue per available rooms, and such other information as is required by applicable securities laws. The provisions of this Section 14 shall supersede any inconsistent provisions in Section 20.05 of the Management Agreement). Manager will not invoke provisions of any other Sections of the Management Agreement that are inconsistent with provisions specifically addressed in this Section 14.

     15. Default by Manager. A failure by Manager (i) to make good faith efforts to comply with all material provisions of the Cash Management Procedures that are within the control of Manager, which failure shall continue for more than ten (10) days after written notice thereof from Lender or the Servicer (it being understood that Manager's obligation to make transfers of Operating Profit is conditioned on the Servicer's compliance in all material respects with its obligation to transfer funds to Manager in accordance with the requirements of the Cash Management Procedures) or (ii) to comply in all material respects with the provisions of Sections 3(l), 3(m), 3(n) or 13 of this Agreement, which failure shall continue for more than thirty (30) days after written notice thereof from Lender or the Servicer, shall be deemed by Borrower and Manager to constitute an "event of default" of Manager under the Management Agreement and an Event of Default under the Loan Agreement. In addition, a purported assignment by Manager of the Management Agreement without receipt of the Rating Comfort Letter referred to in Section 3(j) of this Agreement shall be deemed an "event of default" of Manager under the Management Agreement and an Event of Default under the Loan Agreement if either Manager or the purported assignee of the Management Agreement claims that such assignment is valid.

     16. Miscellaneous.

     (a) Nothing contained in this Agreement shall in any way impair or affect the lien created by the Security Deed. The provisions of this Section 16(a) are not intended to modify the rights of Manager under Sections 7, 8 and 9 hereof.

     (b) Manager and Borrower each acknowledge that nothing contained in the Management Agreement shall be deemed an amendment to the Loan Documents, or to constitute a waiver by Lender of any provisions thereof.

     (c) Manager shall have no obligation to perform the obligations of Borrower under the Loan Documents, except to the extent such obligations are obligations of Manager under the Management Agreement or this Agreement. In no event shall Manager have any liability for payment of the Secured Obligations (but the provisions of this sentence shall not affect the obligations of Manager under the Cash Management Procedures).

     (d) This Agreement shall bind and inure to the benefit of the parties hereto, and every reference herein to the parties shall be deemed to refer to each of those parties and their respective successors in interest and assigns as permitted hereunder and under the Management Agreement. Notwithstanding the provisions of the immediately preceding sentence, in the event of the assignment or transfer of the interest of Lender in and to all or a portion of the Loan Documents, all obligations and liabilities of Lender under this Agreement shall terminate as to the portion transferred, and thereupon all obligations and liabilities shall be the sole responsibility of the party to whom the interest of Lender has been assigned or transferred, which assignee shall be deemed to have assumed all of such obligations and liabilities of Lender hereunder. Acceptance of any such assignment shall be deemed an acknowledgement by the assignee that it has so assumed such obligations and liabilities of Lender hereunder. Notwithstanding the foregoing, there shall be no termination of obligations and liabilities incurred prior to the assignment by or termination of a Servicer with respect to the obligations of such Servicer under the Cash Management Procedures.

     (e) Manager agrees that this Agreement satisfies any condition or requirement in the Management Agreement relating to the granting of a non-disturbance agreement (including, without limitation, Section 6.05 thereof) from the holder of the Security Deed.

     (f) All notices and other communications hereunder (including, without limitation, notices that Lender is obligated to give to Manager under Section 6 hereof) shall be in writing and shall be delivered by recognized overnight courier service or mailed by certified or registered mail, return receipt requested, postage prepaid, and shall be deemed to have been duly given or made when received (or when delivery is refused), addressed to each of the parties at the following addresses (provided, however, such addresses may be changed by giving like notice for such purpose to the other parties):

                  If to Lender:

                  Nomura Asset Capital Corporation
                  2 World Financial Center, Building B
                  New York, New York 10281
                  Att:     Daniel S. Abrams, Director

                  With a copy to:

                  Rosenman & Colin LLP
                  575 Madison Avenue
                  New York, New York 10022
                  Att:     Robert I. Fisher, Esq.

                  and

              Nomura Asset Capital Corporation
                  2 World Financial Center, Building B
                  New York, New York 10281
                  Att:     Sheryl McAfee

                  If to Manager:

                  New Marriott MI, Inc.
                  10400 Fernwood Road
                  Bethesda, Maryland 20817
                  Att:     Law Department - Dept. 52.923/Lodging Operations

                  With a copy to:

                  New Marriott MI, Inc.
                  10400 Fernwood Road
                  Bethesda, Maryland 20817
                  Att:     Senior Vice President - Finance
                           Marriott Lodging

                  If to Borrower:

                  HMA Realty Limited Partnership
                  c/o Host Marriott Corporation
                  10400 Fernwood Road
                  Bethesda, Maryland 20817
                  Att: Law Department

     (g) The provisions of this Agreement shall be self-operative and no further instrument shall be necessary to effect the aforementioned non-disturbance, attornment, recognition and subordination. Nevertheless, in confirmation thereof, Manager or Lender shall execute and deliver appropriate certificates to confirm such non-disturbance, attornment, recognition and subordination upon request of the other.

     (h) The parties hereto will, from time to time upon the request of any other party, execute all reasonable instruments of further assurance and all such reasonable supplemental instruments with respect to this Agreement as the other may specify.

     (i) THIS AGREEMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL IN ALL RESPECTS BE GOVERNED BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK (WITHOUT GIVING EFFECT TO NEW YORK'S PRINCIPLES OF CONFLICTS OF LAW). NOTWITHSTANDING THE FOREGOING, NOTHING HEREIN SHALL AFFECT THE CHOICE OF LAW PROVISIONS OF THE LOAN DOCUMENTS.

     (j) No amendment, modification, supplement, termination or waiver of or to any provision of this Agreement, or consent to any departure by Manager therefrom, shall be effective unless in writing and signed by Lender or its successors and assigns and Manager. Any amendment, modification or supplement of or to any provision of this Agreement, any waiver of any provision of this Agreement, and any consent to any departure by Manager from the terms of any provision of this Agreement shall be effective only in the specific instance and for the specific purpose for which made or given.

     (k) This Agreement and any amendments, waivers, consents or supplements hereto may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original, but all such counterparts shall constitute one and the same agreement.

     (l) TO THE EXTENT PERMITTED BY LAW, THE PARTIES HERETO HEREBY IRREVOCABLY WAIVE ALL RIGHTS TO TRIAL BY JURY IN ANY SUIT, ACTION, OR PROCEEDING ARISING OUT OF, UNDER, OR IN CONNECTION WITH THIS AGREEMENT OR THE SUBJECT MATTER HEREOF.

     (m) Wherever there is any conflict or inconsistency between any terms or provisions of this Agreement and the Management Agreement, the terms and provisions of this Agreement shall control.

     (n) Manager and Borrower each acknowledge that Lender is relying on the matters contained herein.

     (o) Any party to this Agreement may cause a short form or memorandum hereof, in form reasonably satisfactory to all parties (or the Agreement in its entirety, if required by applicable law) to be recorded in the land records of the jurisdiction in which the Property is located.

     (p) At such time as the Security Deed is released pursuant to the provisions of Section 2.3 or 2.6 of the Loan Agreement, the security interest in the Management Agreement granted to Lender under the Collateral Assignment of Documents and the rights granted to Lender by this Agreement shall be terminated, and all obligations of Manager hereunder owed to the Lender shall terminate and Lender shall, on Manager's request, deliver a written instrument in recordable form acknowledging such termination. Borrower agrees that following such termination Manager may recover any Deferred Fees from Available Cash Flow.

     (q) In consideration for and as an inducement to Lender entering into this Agreement, Marriott International, Inc. (i) represents that Manager is its wholly owned subsidiary and is controlled by Marriott International, Inc., and
(ii) guarantees to Lender and any Lender Affiliate, and their respective successors and assigns, the full performance and observance of all of the covenants, conditions and agreements of Manager contained in this Agreement and in the Management Agreement, as each may, from time to time, be amended (whether or not notice of such amendment is delivered to Marriott International, Inc.).

                            (Signature page follows)









     IN WITNESS WHEREOF, we have set our hands as of the day and year first above written.

                                   NEW MARRIOTT MI, INC.,
                                   a Delaware corporation

Attest:  /s/  Carolyn Colton       By:  /s/ Raymond G. Murphy
                                   Name: Raymond G. Murphy
                                   Title:  Vice President

                                   NOMURA ASSET CAPITAL CORPORATION,
                                   a Delaware corporation

Attest:  /s/  Rebecca Prien        By:  /s/  Robert Spinna
                                   Name:  Robert Spinna
                                   Title:  Vice President

                                   HMA REALTY LIMITED PARTNERSHIP,
                                   a Delaware limited partnership

Attest:  /s/ Susan Wallace         By: HMA-GP, INC., General Partner

                                   By:  /s/  P. K. Brady
                                   Name: Patricia K. Brady
                                   Title: Vice President



                    For the purposes of Section 16(q) hereof:

                                   MARRIOTT INTERNATIONAL, INC.,
                                   a Delaware corporation


                                   By:  /s/ Raymond G. Murphy
                                   Name: Raymond G. Murphy
                                   Title:  Vice President

                        [This document was prepared by:
                                Stephen R. Senie
                              Rosenman & Colin LLP
                               575 Madison Avenue
                           New York, New York 10022]








EXHBIT 10.11

                                                                         1/29/98

                                 LOAN AGREEMENT
                                     between
                         HMA REALTY LIMITED PARTNERSHIP
                                       and
                        NOMURA ASSET CAPITAL CORPORATION



                          Dated as of January 30, 1998




         LOAN AGREEMENT, dated as of January 30, 1998, between HMA Realty Limited Partnership, a Delaware limited partnership (the "Borrower"), and Nomura Asset Capital Corporation ("NACC") (together with its assigns and successors, the "Lender").




                              W I T N E S S E T H:


         WHEREAS, the Borrower wishes to obtain a loan from the Lender in the principal amount of $164,000,000 which, together with other funds made available to the Borrower, shall, among other things, (i) satisfy all existing debt secured by the Property (as hereinafter defined), (ii) provide initial funding for reserves for deferred maintenance, environmental remediation, compliance with the Americans With Disabilities Act of 1990, replacement of furniture, fixtures and equipment and capital improvements, (iii) pay the costs of completing the transactions contemplated hereby and (iv) provide working capital to the Borrower, and the Lender is willing to make such loan to the Borrower on the terms and conditions hereinafter set forth; and

         WHEREAS, such loan is to be evidenced by the Notes (as hereinafter defined) and secured by, inter alia, the Mortgage (as hereinafter defined),

         NOW, THEREFORE, in consideration of the above-mentioned premises and the agreements, representations and warranties hereafter set forth, the Borrower and the Lender agree as follows:




                                    ARTICLE I


                                   DEFINITIONS

     Section I.1 Definitions. For all purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires:

     (a) the terms defined in this Section have the meanings assigned to them in this Section, and include the plural as well as the singular;

     (b) the words "herein," "hereof," "hereto" and "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular Article, Section or other subdivision;

     (c)  all  references  to any  agreement  or  instrument  shall  be to  that agreement  or  instrument  as  in  effect  from  time  to  time,  including  any amendments, consolidations, replacements, restatements, modifications and supplements thereto;

     (d) all terms defined in this Section with reference to the Cash Management Procedures shall continue in effect after the termination of such Cash Management Procedures in accordance with the terms thereof;

     (e) all references to "Section(s)" and "Exhibit(s)" shall mean the Section(s) of and Exhibit(s) annexed to this Agreement unless expressly stated to be Section(s) or Exhibit(s) of the Cash Management Procedures; and

     (f) certain terms defined in this Section appear only in this Agreement and not in the Cash Management Procedures and vice versa.

     "Accounting Period" means, initially, each accounting period of four consecutive weeks having the same beginning and ending dates as the Manager's corresponding four week accounting periods, except that the last Accounting Period in a Fiscal Year may be longer than four consecutive weeks when and to the extent necessary to conform the accounting system to the calendar, or if the accounting year on the basis of which the Hotel is operated changed to a calendar year or a conventional 365-day fiscal year, "Accounting Period" shall mean each calendar month in such fiscal year.

     "Accounting Quarter" means, initially, three (or, in the case of the last Accounting Quarter in any Fiscal Year, four) consecutive Accounting Periods, ending on the last day of the third, sixth, ninth and last Accounting Period in each Fiscal Year, or, if the accounting year on the basis of which the Hotel is operated is changed to a calendar year or a conventional 365-day fiscal year, "Accounting Quarter" shall mean each of the fiscal quarters in such fiscal year (i.e., there shall be four consecutive Accounting Quarters of three months each).

     "Action"  means  any  action,   suit,  claim,   arbitration,   governmental
investigation or other proceeding.

     "ADA Compliance Work" means the repairs, improvements and replacements to the Property to be made to comply with the Americans with Disabilities Act of 1990, as amended from time to time, in the amounts more particularly described on Exhibit A annexed hereto.

     "Additional Capital Expenditures" has the meaning set forth in Section 8.3 of the Cash Management Procedures.

     "Adjusted Rate" means the per annum rate of interest that is the greater of
(xx) the Base Rate plus 2% and (yy) the yield as of the Optional Prepayment Date, calculated by linear interpolation (rounded to three decimal places), of the yields of United States Treasury Constant Maturities with terms (one longer and one shorter) most nearly approximating those of U.S. Obligations having maturities as close as possible to the thirteenth anniversary of the Optional Prepayment Date, as determined by the Lender on the basis of Federal Reserve Statistical Release H.15-Selected Interest Rates under the heading U.S. Governmental Securities/Treasury Constant Maturities, or other recognized source of financial market information selected by the Lender in each case on the last Business Day of the week immediately prior to the Optional Prepayment Date, plus 3.75%.

     "Affiliate" means, with respect to any Person, any Person which controls, is controlled by or is under common control with, such Person, including, without limitation, (a) any officer or director of any of the foregoing and (b) any partner, member or shareholder that controls any of the foregoing, and "control" shall mean ownership of more than twenty-five percent (25%) of all of the voting stock of a corporation or more than twenty-five percent (25%) of all of the legal and beneficial interests in any other entity or the possession of the power, directly or indirectly, to direct or cause the direction of the management and policy of a corporation or other entity, whether through the ownership of voting securities, common directors or officers, the contractual right to manage the business affairs of such entity, or otherwise.

     "Agreement" means this Loan Agreement.

     "Annual Plan" has the meaning set forth in Section 5.2(d)(vi).

     "Bankruptcy Custodian" has the meaning set forth in Section 4.1A(g)(A)(2).

     "Base Rate" means 7.40% per annum.

     "Base Rate Interest" means interest on the Notes at the Base Rate or the Default Rate, as applicable, then due and payable for the applicable Debt Service Period.

     "Best Knowledge" means with respect to any provision, knowledge or information obtained by the Borrower or any officer or director of the General Partner other than the Independent Director.

     "Borrower" means HMA Realty Limited Partnership.

     "Business Day" means a day on which banks are open for business in New York, New York.

     "Capital Budget" has the meaning set forth in Section 5.2(d)(vi).

     "Capital   Expenditure  and  FF&E  Reserve  Accounts"  means  the  accounts established pursuant to Section 8.1 of the Cash Management Procedures.

     "Capital and FF&E Expenditures" means the expenditures of amounts for the purpose of the FF&E Reserve, as such term in defined in the Management Agreement.

     "Cash Management Procedures" means the provisions of Exhibit B.

     "Change of Control" means any Grant of (i) the capital stock in the General Partner, (ii) the general partnership interest in the Borrower, (iii) any limited partnership interest in the Borrower or (iv) an interest in a limited partner of the Borrower such that as a result of such transfers and any other such transfers prior to the date of determination, any person other than Host Marriott, Ivy Street Hotel Limited Partnership or Atlanta Marriott Marquis II Limited Partnership directly or indirectly, holds more than 51% of the capital stock in the General Partner or 51% of the partnership interests in the Borrower.

     "Clearing Account" has the meaning set forth in Section 7.2.2 of the Cash Management Procedures.

     "Closing Date" means the date of execution and delivery of this Agreement.

     "Condemnation Proceeds" has the meaning set forth in the Mortgage.

     "DCR" means Duff & Phelps Credit Rating Co.

     "Debt" means the obligations of the Borrower under the Transaction Documents, together with all interest thereon, and all other sums, including, without limitation, fees, expenses, commissions, premiums and indemnities, which may or shall become due under any of the Transaction Documents, including the costs and expenses of enforcing any provision of the Transaction Documents that may be reimbursable thereunder.

     "Debt Service Payment Date" means the 11th day of each calendar month or if in any month the 11th day is not a Business Day, the Debt Service Payment Date for such month shall be the first Business Day thereafter.

     "Debt  Service  Period"  means the period from and  including  the eleventh
(11th) day of the month immediately preceding each Debt Service Payment Date to and including the tenth (10th) day of the month in which such Debt Service Payment Date occurs.

     "Debt Service Reserve Account" has the meaning set forth in Section 5 of the Cash Management Procedures.

     "Default Rate" means a rate per annum equal to the lesser of (aa) two percent (2%) above the Base Rate or Adjusted Rate, as applicable, compounded monthly, and (bb) the maximum rate allowed by law.

     "Defeasance Collateral" has the meaning set forth in Section 2.3(a)(iv)(A).

     "Defeasance Deposit" has the meaning set forth in Section 2.3(e).

     "Defeasance Security Agreement" has the meaning set forth in Section 2.3(a)(iv)(A).

     "Deferred   Maintenance   Work"  means  the   repairs,   improvements   and
replacements to the Property in the amounts more particularly described on Exhibit A hereto.

     "Deposit Account" means the account established and held by the Servicer pursuant to Section 4.1 of the Cash Management Procedures.

     "Direct Manager Funds" has the meaning set forth in Section 12.5 of the Cash Management Procedures.

     "Disclosure Report" means the schedule annexed hereto as Schedule 1.

     "Eligible Account" means either (i) an account maintained with a federal or state chartered depository institution or trust company, (a) if the funds therein are to be retained for more than 30 days, the long-term unsecured debt obligations of which (or, in the case of a depository institution or trust company that is the principal subsidiary of a holding company, the long-term unsecured debt obligations of the holding company of which) are rated by each Rating Agency in one of its two highest rating categories (or such other ratings as will not result in the rating of any of the Securities being reduced below their respective ratings on the date determination is to be made and as to which the Rating Agencies may otherwise agree) at the time of the deposit therein, or
(b) if the funds therein are to be retained for less than 30 days, the short-term unsecured debt obligations of such depository institution or trust company (or, in the case of a depository institution or trust company that is the principal subsidiary of a holding company, the short-term unsecured debt obligations of the holding company of which), as the case may be, are rated not lower than A-1+ by S&P or the equivalent rating of the other Rating Agencies, or
(ii) a segregated trust account maintained with the trust department of a federal or state chartered depository institution or trust company acting in its fiduciary capacity, provided that such account is subject to fiduciary funds on deposit regulations (or internal guidelines) substantially similar to 12 C.F.R. '9.10(b), or (iii) after the Securitization, an account in any other insured depository institution reasonably acceptable to the Servicer and the Trustee, so long as prior to the establishment of an account in any such other depository institution each of the Rating Agencies shall have delivered a Rating Comfort Letter with respect thereto.

     "Emergency Expenditures" means expenditures arising in the event of an emergency arising out of a fire or other casualty at the Hotel or other events, circumstances or conditions which give rise to safety or life threatening situations, to the extent such expenditures are necessary to protect the safety or welfare of guests and employees or to protect against further property damage to the Hotel.

     "Entities" has the meaning set forth in Section 6.1(b).

     "Environmental Indemnity Agreement" means the environmental indemnity agreement, dated the Closing Date, from the Borrower to NACC.

     "Environmental Laws" has the meaning set forth in the Environmental Indemnity Agreement.

     "Environmental Remediation Work" means the actions taken with respect to the Property set forth on Exhibit C.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and the rules and regulations promulgated thereunder.

     "ERISA Affiliate" means all members of a controlled group of corporations and all trades and businesses (whether or not incorporated) under common control and all other entities which, together with the Borrower, are treated as a single employer under any or all of Sections 414(b), (c), (m) or
(o) of the IRC.

     "Event of Default" has the meaning set forth in Section 4.1A.

     "Excess Cash Flow" means, for the period of determination, the difference between (i) Net Operating Income and (ii) the sum of (A) the Monthly Debt Service Payments, (B) other Debt then due and payable to the Lender (other than payments required under Section 3.4(d)), and (C) withdrawals from the Deposit Account applied for the purposes set forth in clauses (E), (F) and (G) of
Section 4.4 of the Cash Management Procedures or, if Section 7.10 of the Cash Management Procedures is applicable, clauses (B), (C) and (D) thereof.


     "Expense Deposit" has the meaning set forth in Section 7.1(c).

     "Fiscal Year" means January 1 of each year through and including December 31 of such year except that, for purposes of calculating the Debt Service Coverage Ratio or any other calculation requiring reference to Gross Revenues, Net Operating Income or other amounts calculated with reference to the Accounting Periods, "Fiscal Year" shall mean the fiscal year of the Manager, as defined in the Management Agreement.

     "GAAP" means generally accepted accounting principles in the United States of America (as such principles may change from time to time) applied on a consistent basis (except for changes in application in which the Borrower's independent certified public accountants concur), both as to classification of items and amounts.

     "General Partner" means HMA-GP, Inc., a Delaware corporation.

     "Governmental Authority" means any court, agency, authority, board (including, without limitation, environmental protection, planning and zoning), bureau, commission, department, office or instrumentality of any nature whatsoever of any governmental or quasi-governmental unit of the United States or the state, county or city where the Property is located or any political subdivision of any of the foregoing, whether now or hereafter in existence, or any officer or official thereof, having jurisdiction over the Borrower or the General Partner or the Property or any portion thereof.

     "Grant" means any sale, conveyance, transfer, lease (including any amendment, extension, modification, waiver or renewal thereof), assignment, mortgage, pledge, grant of a security interest or hypothecation, whether by law or otherwise.

     "Gross Revenues" shall mean all revenues and receipts of every kind derived from operating the Hotel and parts thereof, including, but not limited to: income (from both cash and credit transactions), before commissions and discounts for prompt or cash payments, from rental of rooms, stores, offices, meeting, exhibit or sales space of every kind; license, lease and concession fees and rentals (not including gross receipts of licensees, lessees and concessionaires); income from vending machines; health club membership fees; food and beverage sales; sales of merchandise (other than proceeds from the sale of FF&E no longer necessary to the operation of the Hotel, which shall be deposited in the FF&E Reserve Account as set forth in Section 8.02D of the Management Agreement); service charges, to the extent not distributed to the employees at the Hotel as, or in lieu of, gratuities; and proceeds, if any, from business interruption or other loss of income insurance; provided, however, the Gross Revenues shall not include the following: gratuities to Hotel employees; federal, state or municipal excise, sales, use or similar taxes collected directly from patrons or guests or included as part of the sales price of any goods or services; insurance proceeds (other than proceeds from business interruption or other loss of income insurance); condemnation proceeds (other than for a temporary taking); any proceeds from any sale of the Hotel or from the refinancing of any debt encumbering the Hotel; proceeds from the disposition of FF&E no longer necessary for the operation of the Hotel; interest which accrues on amounts deposited in either the FF&E Reserve or any escrow accounts which are established in accordance with Section 13.01 C of the Management Agreement; or Cure Payments (as such term is defined in the Management Agreement).

     "Host Marriott" means Host Marriott Corporation, a Delaware corporation.

     "Hotel" means the Atlanta Marriott Marquis Hotel located at 265 Peachtree Center Avenue, Atlanta, Georgia.

     "Impositions" has the meaning set forth in the Mortgage.

     "Indebtedness" means for any Person (a) obligations for borrowed money (including, without limitation, in the case of the Borrower, the Debt), (b) obligations under letters of credit, (c) obligations relating to Purchase Money Security Interests, (d) obligations, whether or not assumed, secured by Liens or payable out of the proceeds or production from property now owned by such Person, (e) obligations for trade credit or acceptances incurred in the ordinary course of business which are 60 days past due, and (f) obligations of another Person of the type set forth in clauses (a) through (e) above which such Person has guaranteed or in respect of which such Person is liable, contingently or otherwise, including, without limitation, by way of agreement to purchase property or services, to provide funds to or otherwise invest in such other Person, or otherwise to assure a creditor of such other Person against loss.

     "Indemnified Parties" shall have the meaning set forth in Section 7.2(a).

     "Independent Director" means a person reasonably satisfactory to the Lender who is not at the time of such individual's appointment as a director, and has not been during the preceding five years, (i) an officer, director, employee, partner, stockholder or beneficial-interest holder of the General Partner or the Borrower; (ii) an officer, director, employee, partner, member, beneficial-interest holder or stockholder of any Affiliate (as defined below) of the General Partner or the Borrower; (iii) a customer of or supplier to the Borrower or any Affiliate thereof (other than a hotel guest or a customer or supplier that does not derive more than 10% of its revenues from its activities with the Borrower or any Affiliate thereof); or (iv) a spouse, parent, sibling, or child of any person described in (i), (ii), or (iii); provided, however, that a person shall not be deemed to be a director of an Affiliate solely by reason of such person being a director of a single-purpose entity which would otherwise be deemed an Affiliate. For the purpose of this definition alone, "Affiliate" means any person or entity (i) which owns beneficially, directly or indirectly, more than 10 percent of the outstanding shares of the common stock of the General Partner or which is otherwise in control of the General Partner, (ii) of which more than 10% of the outstanding voting securities are owned beneficially, directly or indirectly, by any person or entity described in clause (i) above, or (iii) which is controlled by, or under common control with, any person or entity described in clause (i) above; the terms "control" and "controlled by" shall have the meanings assigned to them in Rule 405 under the Securities Act of 1933.

     "Insolvency Law" has the meaning set forth in Section 4.1A(g)(A)(1).

     "Insurance Proceeds" has the meaning set forth in the Mortgage.

     "Insurance Requirements" means all terms of any insurance policy required by the Mortgage covering or applicable to a particular Property or any part thereof and all requirements of the insurance carrier, all as more fully described in such Mortgage.

     "IRC" means the Internal Revenue Code of 1986, as amended from time to time, and the rules and regulations promulgated thereunder, or any successor statute(s).

     "Legal Requirements" has the meaning set forth in the Mortgage.

     "Lien" means any security interest, mortgage, pledge, lien, restriction on transferability, claim, charge, encumbrance, title retention agreement or analogous instrument, in, of or on the Property or any of them.

     "Lender" means NACC and its assigns and successors.

     "Loan" means the loan evidenced by the Notes.

     "Local Account" has the meaning set forth in Section 7.3 of the Cash Management Procedures.

     "Lockbox Event" has the meaning set forth in Section 7 of the Cash Management Procedures.

     "Lockbox Period" has the meaning set forth in Section 7 of the Cash Management Procedures.

     "Management Agreement" means the Management Agreement dated January 3, 1998 as amended by the SNDA, and any other management agreement entered into by the Borrower as required or permitted herein.

     "Management Expenses" means, for the Hotel, (a) the cost of sales including salaries, wages, employee benefits, Employee Claims (as such term is defined in the Management Agreement), payroll taxes and other costs related to Hotel employees; (b) departmental expenses, administrative and general expenses and the cost of hotel advertising and business promotion; the cost of heat, light, power and water; and the cost of routine repairs, maintenance and minor alterations treated as Deductions under Section 8.01 of the Management Agreement; (c) the cost of Inventories and Fixed Asset Supplies (as such terms are defined in the Management Agreement) consumed in the operation of the Hotel;
(d) a reasonable reserve for uncollectible accounts receivable as determined by the Manager; (e) all reasonable costs and fees of independent professionals or other third parties who are retained by Manager to perform services required or permitted under the Management Agreement; (f) the cost and expense of technical consultants and operational experts, including Affiliates (as such term is defined in the Management Agreement) of the Manager, for specialized services in connection with non-routine Hotel work; (g) the Base Management Fee (as such term is defined in the Management Agreement); (h) the Hotel's pro rata share of costs and expenses incurred by the Manager or its Affiliates in providing Chain Services (as defined in the Management Agreement); (i) the Hotel's pro rata share of costs and expenses incurred in connection with sales, advertising and/or promotional programs developed for or within the Marriott Hotel System (as such term is defined in the Management Agreement), where such costs and expenses are not deducted as either departmental expenses under clause (b) above or as Chain Services under clause (h) above; (j) insurance costs and expenses in
Section 12.04B of the Management Agreement; (k) any amounts transferred into the FF&E Reserve under Section 8.02 of the Management Agreement; (l) license fees and taxes, if any, payable by or assessed against the Manager related to the Management Agreement or to the Manager's operation of the Hotel (exclusive of the Manager's income taxes or franchise taxes) including any Impositions (as such term is defined in the Management Agreement) assessed against the Hotel;
(m) rent payable under any telephone or equipment leases; (n) any reimbursements to the owner of the amount of any Owner Deductions (as such term is defined in the Management Agreement); and (o) such other costs and expenses as are specifically provided for as Deductions in the Management Agreement or are otherwise reasonable necessary for the proper and efficient operation of the Hotel.

     "Manager" means New Marriott MI, Inc. or any entity that is an Affiliate of MII and any property manager appointed as permitted herein.

     "Manager's Account" has the meaning set forth in Section 1.2 of the Cash Management Procedures.

     "Material Adverse Effect" means a material adverse effect on (a) the Borrower's ability to enter into or fulfill its material obligations under the Transaction Documents or to effect the transactions contemplated thereby or (b) a material adverse effect on the condition (financial or otherwise), business, prospects, assets, liabilities, management, financial position or results of operations of the Borrower or the Property.

     "Maturity Date" shall mean the earlier to occur of (1) February 11, 2023 or
(2) such date to which the maturity of the Debt may be accelerated upon an Event of Default or as otherwise provided in any Transaction Document.

     "MII" means Marriott International, Inc., a Delaware corporation, or, at such time as the name of New Marriott MI, Inc. or any entity that succeeds to the business of MII is changed to Marriott International, Inc. as contemplated by the letter dated January 7, 1998 from Marriott International Inc. to Amresco Services, L.P., New Marriott MI, Inc. or such entity.

     "MII Cash Management Conditions" means the following conditions: (i) the Property is managed by the Manager under the Management Agreement and (ii) the Manager is MII or a wholly owned, direct or indirect, subsidiary of MII.

     "MII Debt" has the meaning set forth in Section 6 of the Cash Management Procedures.

     "Monthly  Debt  Service   Payment"  means  with  reference  to  each  Note,
$600,649.08.

     "Mortgage" means, the mortgage, deed of trust or other security instrument creating a first mortgage lien on the Property, dated as of the Closing Date, from the Borrower to or for the benefit of the Lender.

     "NACC" means Nomura Asset Capital Corporation.

     "Net Operating Income" means, in respect of any fiscal period, Gross Revenues less the sum of, without duplication, (A) Management Expenses and (B) Impositions or insurance premiums paid or reserved for payment with respect to the Property.

     "Non-Recourse" means, with respect to the Debt, that the Debt is limited in recourse solely to the Pledged Property and is not guaranteed directly or indirectly by any Partner or the Manager and no Partner or the Manager or any shareholder, member, director, officer, employee or agent of any Partner or the Manager, either directly or indirectly, shall be personally liable in any respect (except to the extent of their respective interests in the Pledged Property) for (i) the payment of any Debt, (ii) the performance of any covenant or obligation under any Transaction Document or (iii) monetary damages for the breach of performance of any covenant or obligation contained in any Transaction Document; provided, however, that in the event of any fraud, material misrepresentation or misappropriation of funds under any Transaction Document or under the Management Agreement, nothing herein or in such other documents shall estop the Lender from prosecuting an Action against the party or parties committing such fraud, misappropriation or material misrepresentation, or misappropriating such funds, or the recipient or beneficiary of such fraud, material misrepresentation or misappropriation, whether or not such party, recipient or beneficiary is the Borrower or a Partner or the Manager, to the extent of losses relating to or arising from such fraud, material misrepresentation or misappropriation of funds under any Transaction Document; provided, further, that the Borrower's obligations in respect of the Environmental Indemnity Agreement and the covenants, indemnities, representations and warranties relating to environmental matters contained in any Transaction Document shall not be Non-Recourse to the Borrower (but shall be Non-Recourse to its Partners other than the General Partner). The foregoing provisions shall not (a) prevent recourse to the Pledged Property or constitute a waiver, release or discharge of any Debt, and the same shall continue until paid or discharged, (b) limit the right of any Person, if required by applicable law, to name the Borrower or any successor or assign of the Borrower as a party defendant in any Action in the exercise of any remedy under any Transaction Document, so long as no judgment seeking the performance of any act requiring the expenditure of money shall be sought against the Borrower or any such successor or assign and so long as any monetary judgment seeking the expenditure of money is payable only from the Pledged Property or (c) impair any right of the Lender to obtain a deficiency judgment against the Borrower or any such successor or assign in any Action where necessary as a matter of law to preserve the rights and remedies of the Lender against the Pledged Property, provided that such deficiency judgment may only be enforced against the Pledged Property. Notwithstanding the foregoing, under no circumstances shall the Debt be recourse to any limited partner of the Partnership in its capacity as such.

     "Notes" means that certain Secured Promissory Note A, dated the Closing Date, from the Borrower to the Lender in the principal amount of $82,000,000 and that certain Secured Promissory Note B, dated the Closing Date, from the Borrower to the Lender in the principal amount of $82,000,000.

     "Officer's Certificate" means a certificate signed by any officer of the General Partner who is authorized to act hereunder on behalf of the Borrower.

     "Operating Account" has the meaning set forth in Section 7.7 of the Cash Management Procedures.

     "Operating Budget" has the meaning set forth in Section 5.2(d)(vi).

     "Operating Profit" has the meaning set forth in the Management Agreement.

     "Operating Profit Payment Date" means the last Business Day of the third week in each Accounting Period.

     "Operational Agreements" means (i) the Management Agreement, (ii) the Property Agreements, (iii) leases of furniture, fixtures and equipment used in connection with the Property and (iv) the respective written or unwritten agreements pursuant to which lessees, tenants or other third parties are occupying any portion of the Property excluding, however, the letting of rooms and other facilities to hotel guests in the ordinary course of business, if any, and any assignment and assumption agreements or other agreements related thereto.

     "Optional Prepayment Date" means February 11, 2010.

     "Paid-in-Full" means at such time as the Debt is not outstanding.

     "Partners" means the limited partners of the Borrower as constituted from time to time and the General Partner, in their capacities as such.

     "Permits"   means   all   permits,   licenses,   certificates,   approvals,
authorizations  and  other  documents  necessary  for  the  construction,   use,
operation or maintenance of the Hotel and the Property.

     "Permitted Exceptions" has the meaning set forth in the Mortgage.

     "Permitted Investments" has the meaning set forth in Exhibit D hereto.

     "Person" means any individual, corporation, partnership, joint venture, association, limited liability company, joint stock company, estate, trust, unincorporated organization or other business entity or Governmental Authority.

     "Plan(s)" means an employee benefit or other plan established or maintained by the Borrower or any ERISA Affiliate or to which the Borrower or any ERISA Affiliate makes or is obligated to make contributions and which is covered by Title IV of ERISA or Section 302 of ERISA or Section 412 of the IRC.

     "Pledged Property" means the Property and the other collateral in which a security interest is being granted pursuant to the Security Documents.

     "Potential Event of Default" means an event which, with the giving of any applicable notice and/or lapse of any applicable time period, would become an Event of Default.

     "Principal Payment" means the difference between the Monthly Debt Service Payment and the Base Rate Interest paid for the applicable Debt Service Period.

     "Property" or means the Hotel or, as the context may require, the fee estate owned by the Borrower therein, including the Borrower's ownership interest in all improvements thereon, fixtures thereto, direct interests therein, and personal property related thereto or included therein; provided, however, that "Property" shall not include any property owned by tenants, guests, licensees or concessionaires of or to the Property.

     "Property Agreements" means all material agreements, contracts and other documents not specifically referred to herein relating to the operation of the Hotel other than agreements for services performed by third parties which services are generally available from other third parties and which agreements can be terminated on not more than 30 days' prior notice without payment of any damages or penalty.

     "Purchase Money Security Interest" means purchase money mortgages or security interests, conditional sale arrangements and other similar security interests on furniture, fixtures or equipment acquired by the Borrower in the ordinary course of business (and not inconsistent with customary industry practices), with the proceeds of the indebtedness secured thereby; provided, however, that (i) any Purchase Money Security Interest shall attach only to the furniture, fixtures or equipment acquired in such transaction (and any proceeds, as defined in the Uniform Commercial Code, thereof), and (ii) such indebtedness shall not exceed the cost of such furniture, fixtures or equipment.

     "Rating Agencies" means one or more of S&P, Fitch Investors Service, Inc., DCR and Moody's Investors Service, Inc. that are, at the time of determination, selected by NACC to rate the Securities.

     "Rating Comfort Letter" a letter from each Rating Agency pursuant to which it confirms that the taking of the action referred to therein will not result in a withdrawal, qualification or downgrade of the then existing ratings of the Securities.

     "Rehabilitation Work" means the repairs, improvements and replacements to the Property as more particularly described on Exhibit J annexed hereto.

     "Release Date" has the meaning set forth in Section 2.3(a)(i).

     "REMIC" has the meaning set forth in Section 2.3(a).

     "Required Amount" has the meaning set forth in Section 8.6 of the Cash Management Procedures.

     "S&P" means Standard & Poor's  Ratings  Group,  a division of  McGraw-Hill,
Inc.

     "Securities" has the meaning set forth in Section 6.1.

     "Securities Act" means the Securities Act of 1933, as amended from time to time, and the rules and regulations of the Securities and Exchange Commission promulgated thereunder.

     "Securitization" has the meaning set forth in Section 6.1.

     "Security Documents" means (a) the Mortgage, (b) the collateral assignment of documents and property rights, dated as of the Closing Date, by the Borrower to the Lender, (c) the assignments of leases, rents and profits, dated as of the Closing Date, by the Borrower to the Lender, (d) the collateral account agreement, dated as of the Closing Date, among the Servicer, the Borrower and the Lender, (e) the Environmental Indemnity Agreement, (f) all Uniform Commercial Code financing statements relating to the Debt and (g) any other documents securing the Debt.

     "Servicer" means any nationally recognized servicer of commercial mortgage loans selected by the Lender and its assigns and successors.

     "Servicing Expenses" has the meaning set forth in Section 4.3(A)(i) of the Cash Management Procedures.

     "SNDA" means the Modification, Subordination and Non-Disturbance Agreement, Estoppel, Assignment and Consent, dated as of the Closing Date, among the Manager, the Borrower and the Lender.

     "Subordinate Debt" means Indebtedness incurred by the Borrower and after February, 2000 that is expressly subordinate in right of payment to the Debt pursuant to the provisions of the Mortgage and with respect to which evidence is provided satisfactory to the Lender that the Debt Service Coverage Ratio on its date of issuance is at least 2.0:1 and if the Securitization has been effected, as to which the Rating Agencies deliver a Rating Comfort Letter. For the purpose of this definition, Debt Service Coverage Ratio means, as of any given date, the ratio of (i) Net Operating Income for the 13 full Accounting Periods for which financial statements are required to be furnished to the Lender pursuant to
Section 5.2(d)(ii) immediately preceding the date of calculation (or 12 Accounting Periods in the case of a calendar year or 365 day Fiscal Year) to
(ii) Debt Service Expense in respect of the 13 full Accounting Periods next succeeding such date (or 12 Accounting Periods in the case of a calendar year or 365 day Fiscal Year). For the purpose of this definition, Debt Service Expense means the aggregate amount of scheduled interest and principal payable on the Notes, the proposed subordinate indebtedness, any other Indebtedness secured by any assets of the Borrower and any outstanding Indebtedness incurred by Ivy Street Hotel Limited Partnership and Atlanta Marriott Marquis II Limited Partnership.

     "Substantive Consolidation Opinion" has the meaning set forth in Section 6.1(b).

     "Successor Entity" has the meaning set forth in Section 2.3(d).

     "Third Party Payors" has the meaning set forth in Section 2.1 of the Cash Management Procedures.

     "Transaction Documents" means this Agreement, the Security Documents, the Notes and all other documents executed and delivered by the Borrower in favor of the Lender in connection with the Loan, including, without limitation, all agreements, instruments and documents pursuant to which the Pledged Property is assigned, collaterally assigned and/or pledged to the Lender hereunder.

     "Transition Period" has the meaning set forth in Section 7.3 of the Cash Management Procedures.

     "Trustee" means the trustee to which NACC assigns its interest in the Transaction Documents in connection with a Securitization.

     "Uncontrollable Circumstances" means circumstances causing delay due to acts of God, governmental restrictions (other than arising from the Borrower's failure to comply with applicable law), enemy acts, civil commotion or other causes beyond the reasonable control of the Borrower.

     "United States" means the United States of America (including the States and the District of Columbia), its territories, its possessions and other areas subject to its jurisdiction.

     "U.S. Obligations" has the meaning set forth in Section 2.3(e).

     "Welfare  Plan"  means an  employee  welfare  benefit  plan,  as defined in
Section 3(1) of ERISA.

     "Work" has the meaning set forth in Section 8.1 of the Cash Management Procedures.

     "Yield Maintenance Premium" shall mean an amount in cash that would be necessary at any date of determination to purchase U.S. Obligations in an amount that would be sufficient, together with U.S. Obligations that could be purchased with the unpaid principal of and accrued interest on the Notes payable to the Lender (i) upon an acceleration of the Notes pursuant to Section 4.2 or (ii) as otherwise provided for in this Agreement, to provide funds at least equal to, but in no event less than, the payments due under the Loan on or prior to, but as close as possible to, all successive Debt Service Payment Dates from and after such date of determination in respect of (i) the remaining Monthly Debt Service Payments that would be required under the Notes through and including the Optional Prepayment Date and (ii) a balloon payment of the outstanding principal balance of the Notes and accrued and unpaid interest as of the Optional Prepayment Date as if such balloon payment were then due and payable.




                                   ARTICLE II


             PROVISIONS CONCERNING THE ACCOUNTS AND PLEDGED PROPERTY

     Section II.1 Cash ManagementProcedures

     The provisions of Exhibit B are incorporated herein by reference.

     Section II.2 Right to Contest. To the extent consistent with the Mortgage, the Borrower at its expense may contest, by appropriate Action conducted in good faith and with due diligence, the amount or validity or application, in whole or in part, of any Imposition or Lien therefor or any Legal Requirement or Insurance Requirement or the application of any instrument of record affecting the Pledged Property or any part thereof or any claims or judgments of mechanics, materialmen, suppliers or vendors or Liens therefor, and may direct the Manager or the Servicer, as the case may be, to withhold payment of the same pending such Action if permitted by law; provided, however, that (a) in the case of any Impositions or Liens therefor or any claims or judgments of mechanics, materialmen, suppliers or vendors or Liens therefor, such Action shall suspend the enforcement thereof and the accrual of penalties thereon payable by the Borrower, the Manager and the Servicer and otherwise with respect to the Pledged Property, (b) neither the Pledged Property nor any part thereof or interest therein could be in any danger of being sold, forfeited or lost if the Borrower pays the amount or satisfies the condition being contested, and the Borrower would have the opportunity to so pay or satisfy if the Borrower fails to prevail in the contest and (c) in the case of an Insurance Requirement, the failure of the Borrower to comply therewith shall not impair the validity of any insurance required to be maintained by the Borrower under the Mortgage or the right to full payment of any claims thereunder.


Section II.3 Defeasance

     (a) At any time after the date which is the earlier of (i) two years from the "startup day," within the meaning of Section 860G(a)(9) of the IRC, of one or more "real estate mortgage investment conduits," within the meaning of
Section 860D of the IRC (a "REMIC"), that hold the Notes and (ii) February 11, 2001, but prior in either case to the Optional Prepayment Date, and provided no Event of Default has occurred and is continuing the Borrower may cause the release of the Property from the Lien of the Security Documents by providing the Lender with funds in an amount equal to the Defeasance Deposit, upon the satisfaction of the following conditions:

     (i) not less than 30 days' notice to the Lender specifying a Debt Service Payment Date (the "Release Date") on which the Defeasance Deposit is to be made;

     (ii) the payment to the Lender of accrued and unpaid interest on the principal balance of the Notes to but not including the Release Date and all other Debt due on the Release Date;

     (iii) the payment to the Lender of the Defeasance Deposit; and

     (iv) the delivery to the Lender of:

     (A) a security agreement (the "Defeasance Security Agreement"), in form and substance satisfactory to the Lender, creating a first priority perfected security interest in favor of the Lender in the Defeasance Deposit and the U.S. Obligations purchased with the Defeasance Deposit in accordance with Section 2.6(b) (together, the "Defeasance Collateral");

     (B) form of release of the Property from the Lien of the Security Documents (for execution by the Lender) appropriate for the State of Georgia;

     (C) an Officer's Certificate certifying that the requirements set forth in subsections (a) (ii)-(iv) have been satisfied;

     (D) an opinion of counsel for the Borrower (which may be a "reasoned" opinion), in form and substance satisfactory to the Lender, that (i) the transfer of the Defeasance Collateral in exchange for release of the Property will not constitute an avoidable preference under Section 547 of the United States Bankruptcy Code in the event of a filing of a petition for relief under the United States Bankruptcy Code for or against the Borrower, (ii) the Defeasance Deposit and the Defeasance Collateral has been duly and validly transferred and assigned to the Trustee for the benefit of the holders of the Securities, (iii) the Trustees hold a first priority perfected security interest in the Defeasance Deposit and the Defeasance Collateral for the benefit of such holders, (iv) such transfer will not result in a deemed exchange of the Securities pursuant to Section 1001 of the IRC, (v) such transfer will not, by itself, adversely affect the status of the Securities as indebtedness for federal income tax purposes and (vi) such transfer will not adversely affect the status of the entity holding the Debt as a REMIC (assuming for such purposes that such entity otherwise qualifies as a REMIC and that the Notes were transferred to such REMIC not later than two years prior to the Release Date);

     (E) a certificate of a certified public accountant acceptable to the Lender that the Defeasance Collateral complies with the requirements set forth in subsection (b) below;

     (F) such other certificates, documents or instruments as the Lender may reasonably request; and

     (G) a Rating Comfort Letter.

     (b) The Borrower hereby appoints the Lender as the agent and attorney-in-fact to use the Defeasance Deposit to purchase U.S. Obligations at least equal to, but in no event less than, the payments due under the Loan on or prior to, but as close as possible to, all successive Debt Service Payment Dates from and after the Release Date in respect of (i) the remaining Monthly Debt Service Payments that would be required under the Notes through and including the Optional Prepayment Date and (ii) a balloon payment of the outstanding principal balance of the Notes and accrued and unpaid interest as of the Optional Prepayment Date as if such balloon payment were then due and payable.

     (c) Upon compliance with the requirements of this Section 2.3, the Property shall be released from the Lien of the Security Documents and the U.S. Obligations shall constitute substitute collateral, which shall secure the Debt.

     (d) The Borrower may assign its obligations under the Notes together with the U.S. Obligations to a successor entity (the "Successor Entity") designated by NACC and thereupon be released fully from all obligations relating to the Debt. In such event the opinion of counsel provided for in clause (a)(iv)(D) of this Section 2.3 shall provide that upon such assignment the Defeasance Collateral will not be part of the estate of the Borrower under Section 541 of the United States Bankruptcy Code. NACC shall retain its obligation to designate a Successor Entity notwithstanding the transfer of the Notes unless such obligation is specifically assumed by the transferee. In consideration for the payment of $1,000 by the Borrower, such Successor Entity shall assume the Borrower's obligations under the Notes and the Defeasance Security Agreement, the Borrower shall be relieved of its obligations thereunder and the Debt of the Borrower shall not be deemed outstanding for any purpose of this Agreement. If required by the applicable Rating Agencies, the Borrower shall also deliver or cause to be delivered a Substantive Consolidation Opinion with respect to the Successor Entity in form and substance satisfactory to the Lender and the applicable Rating Agencies.

     (e) "Defeasance Deposit" shall mean the sum of (i) an amount in cash necessary to purchase U.S. Obligations whose cash flows are in an amount sufficient to make the payments required under subsection (b), (ii) any costs and expenses incurred or to be incurred in making such purchase and (iii) any costs and expenses of the Lender associated with a release of the Lien of the Security Documents provided for above and reasonable attorney's fees and expenses; and "U.S. Obligations" shall mean obligations or securities not subject to prepayment, call or early redemption which are direct obligations of, or obligations fully guaranteed as to timely payment by, the United States of America or any agency or instrumentality of the United States of America, the obligations of which are backed by the full faith and credit of the United States of America;

     (f) The Borrower, pursuant to the Defeasance Security Agreement or other appropriate document, shall irrevocably authorize and direct that the payments received from the U.S. Obligations be made directly to the Lender and applied to satisfy the obligations of the Borrower under the Notes. Any portion of the Defeasance Deposit in excess of the amount necessary to purchase the U.S. Obligations required by this Section 2.3(f) and satisfy Borrower's obligations under Section 2.3 shall be remitted to Borrower. Payments from or with respect to U.S. Obligations held by the Lender on the Optional Prepayment Date shall be applied (i) first, to payment of accrued and unpaid interest on the Notes and
(ii) second, to prepayment of the unpaid principal amount of the Notes.

     Section II.4 Provided that no Event of Default has occurred and is continuing, upon at least 60 days' notice to the Lender, the Borrower has the right to Grant the Property, subject to the Debt, to any Person so long as (a) prior to the Securitization, such Person is approved by NACC, and, after the Securitization, by the Lender, such approval not to be unreasonably withheld, and (b) the Rating Agencies deliver a Rating Comfort Letter. It is understood that the Rating Agencies may require, as a condition to such delivery, matters equivalent to those contained in clauses (i) and (ii) of Section 2.5. Upon such approval and delivery, the Lender shall deliver to the Borrower for execution and delivery such instruments as may be reasonably required to effect an assignment and assumption of the Debt and a release of the obligations of the Borrower under the Transaction Documents, including, without limitation, new Notes as to which the purchaser of the Property shall be the obligor, in a principal amount equal to the then outstanding principal amount of the Notes.

     Section II.5 There shall be no Change of Control; provided, however, that if no Event of Default has occurred and is continuing there can be a Change of Control if (i) the Borrower submits to the Lender an opinion in form and substance and from a firm satisfactory to the Lender, with respect to the requested Change of Control, to the same effect as the Substantive Consolidation Opinion, (ii) the organizational documents of the Person involved in the requested Change of Control are approved by the Lender, (iii) prior to the Securitization, the Change of Control is approved by NACC and (iv) after the Securitization, the Rating Agencies deliver a Rating Comfort Letter.

     Section II.6 Release after the Optional Prepayment On the Optional Prepayment Date and each Debt Service Payment Date thereafter, upon the sale of Property to any Person, the Borrower may cause the release of the Property from the Lien of the Security Documents upon the satisfaction of the following conditions:

     (a) not less than 30 days' notice to the Lender specifying a Debt Service Payment Date on which the amount set forth in clause (b) below is to be provided to the Servicer, which notice shall be accompanied by an Officer's Certificate to the effect that no Potential Event of Default or Event of Default has occurred and is continuing and that such Release will comply with all applicable requirements of this Section 2.6;

     (b) the payment to the Lender of an amount equal to the outstanding principal balance of the Notes, interest accrued and unpaid on the principal balance of the Notes and all other sums due under the Transaction Documents, through and including such Debt Service Payment Date; and

     (c) delivery to the Lender for execution of forms of release of the Property from the Lien of the Security Documents appropriate for Georgia.




                                   ARTICLE III


                                    PAYMENTS

     Section III.1 Payments on the Notes. All payments made on the Notes shall be made in the manner, and subject to the conditions, provided in this Agreement and the Notes. The Borrower shall not have the right to prepay the Notes except as expressly provided for in this Section 3.1. On the Optional Prepayment Date and each Debt Service Payment Date thereafter, the Notes may be prepaid, at the option of the Borrower, in full or in part, without penalty or premium.

     Section III.2  Interest.

     (a)Except as set forth in Sections 3.4(b) and 3.4(c), the Debt shall bear interest for each Debt Service Period at the Base Rate.

     (b)Calculations of interest shall be made on the basis of a 360-day year and actual days elapsed during each Debt Service Period.

     Section III.3 Payments without Deduction, etc. III.3 Payments without Deduction, etc. III.3 All payments of the Debt to the Lender shall be absolute and unconditional, shall be paid strictly in accordance with the terms of the Transaction Documents without being subject to any claim, set-off, defense or other right which the Borrower may have against the Lender or any other Person, whether in connection with this Agreement, the transactions contemplated herein or any other circumstance or happening whatsoever. The Borrower shall pay such payments to the Lender free and clear of, and without deduction for, any and all present or future taxes, levies, imposts, deductions, charges, penalties or withholdings, and any liabilities with respect thereto, by whomever imposed, other than present or future taxes on the income of the Lender or franchise taxes imposed on the Lender as a result of its conducting business in specific jurisdictions. The Borrower shall pay and indemnify and hold the Lender harmless from and against, any present or future claim for liability for United States, state or local taxes or assessments on the ownership by the Lender of the debt obligations of the Borrower evidenced by the Notes, the Mortgage or on the principal, interest, fees or other amounts payable under any Transaction Document or otherwise in respect of the Debt (other than income or franchise taxes imposed on the Lender or its Affiliates by any jurisdiction). The obligations of the Borrower hereunder shall survive repayment of the Debt and termination of the Transaction Documents.

Section III.4 Periodic Payments

     (a)On February 11, 1998, the Borrower shall pay to the Lender interest on the Notes at the Base Rate for the period from and including the Closing Date to and including February 10, 1998.

     (b)From and after the Optional Prepayment Date, interest on the Notes shall accrue at the Adjusted Rate and be payable as provided in Section 3.4(d).

     (c)On each Debt Service Payment Date occurring after February 11, 1998, the Borrower shall pay the Monthly Debt Service Payment (based on the Base rate and a 300-month amortization schedule) to the Lender. Such amount shall be applied
(i) first, to the payment of the Base Rate Interest then due and payable for the applicable Debt Service Period, and (ii) next, to the Principal Payment. Following the Maturity Date and while an Event of Default has occurred and is continuing, the Monthly Debt Service Payment shall be increased to reflect payment of interest at the Default Rate; provided, however, that for the purposes of this sentence, an Event of Default shall be considered to have occurred and be continuing until such Event of Default has been waived or cured.

     (d)Subsequent to the Optional Prepayment Date and in accordance with the Cash Management Procedures, the Borrower shall pay to the Lender on each Debt Service Payment Date (without duplication) any Excess Cash Flow for all Accounting Periods for which the Operating Profit Payment Date occurred during the Debt Service Period immediately preceding such Debt Service Payment Date, which payments shall be applied (A) first, to prepayment of each Principal Payment required to be made on each Debt Service Payment Date, in inverse order of maturity, until the principal of the Notes have been paid in full, and (B) next, to payment of the difference, if any, between (y) the sum of (i) interest accrued and unpaid on the Notes calculated at the Adjusted Rate and (ii) interest on such accrued and unpaid amount at the Adjusted Rate and (z) the Base Rate Interest paid on each Debt Service Payment Date.

     Section III.5 Late Payment Charge. If any regularly scheduled payment of principal or interest or other sum due under any Transaction Document is not paid by the Borrower on the date on which it is due, the Borrower shall pay to the Lender upon demand an amount equal to the lesser of 5% of such unpaid sum or the maximum amount permitted by applicable law, in order to defray the expense incurred by the Lender in handling and processing such delinquent payment and to compensate the Lender for the loss of the use of such delinquent payment. Such amount shall be secured by the Transaction Documents.




                                   ARTICLE IV


                         DEFAULT; REMEDIES; ENFORCEMENT

     Section IV.1A Any of the following shall constitute a default under this Agreement (an "Event of Default"):

     (a) failure by the Borrower to pay on the due date any interest or principal due and payable on the Notes as set forth therein; or

     (b) failure by the Borrower to make any other payment due under any Transaction Document within ten (10) days after demand therefor shall have been made; or

     (c) any representation or warranty of the Borrower contained in any Transaction Document (other than the representations and warranties contained in Sections 5.1(n) and 5.1(v) shall have been untrue or incorrect when made in any respect that may have a Material Adverse Effect or a representation or warranty contained in Sections 5.1(n) and 5.1(v) shall have been untrue or incorrect when made; provided, however, that for the purpose of this clause (c) the words "To the Best Knowledge of the Borrower" shall be deleted, where used, from the provisions of each representation and warranty contained in Section 5.1 (other than Sections 5.1(f), 5.1(g), 5.1(ad), 5.1(ao), 5.1(ar) and 5.1(as); or

     (d) failure by the Borrower to perform its covenants in Section 5.2(d), and such failure continues unremedied for ten days after notice thereof by the Lender to the Borrower requiring the same to be remedied; or

     (e) failure by the Borrower to perform or observe any other of its covenants under any Transaction Document (other than the covenants contained in Sections 5.2(g)(i), 5.3(f), 5.3(j) and 5.3(n)) that has a Material Adverse Effect, or (ii) its covenants contained in Sections 5.2(g)(i) and (ii), 5.3(f) 5.3(j) and 5.3(n), and in each case such failure continues unremedied for 30 days after notice thereof by the Lender to the Borrower requiring the same to be remedied or such shorter period as shall be provided in such Transaction Document; provided, however, that it shall not be an Event of Default if such failure is curable but is not reasonably capable of being cured within such 30-day or shorter period and the Borrower shall have commenced to cure such failure within such 30-day or shorter period and thereafter shall diligently pursue such cure to completion, but in no event later than 180 days after the date on which the Borrower received such notice from the Lender; or

     (f) an order (that has not been vacated or stayed within 60 days from the entry thereof) is made for, or the Partners take any action with regard to, the winding up of the Borrower or the General Partner except a winding up for the purpose of a merger, restructuring or contribution, the terms of which have previously been consented to by the Lender; or

     (g) (A) the Borrower or the General Partner shall commence any Action (1) under any existing or future law of any jurisdiction, domestic or foreign, relating to bankruptcy, insolvency, reorganization or relief of debtors (collectively, "Insolvency Law") seeking to have an order for relief entered with respect to it, or seeking to adjudicate it a bankrupt or insolvent, or seeking reorganization, arrangement, adjustment, winding-up, liquidation, dissolution, composition or other relief with respect to it or its debts, or (2) seeking appointment of a receiver, trustee, custodian or other similar official (each a "Bankruptcy Custodian") for it or for all or substantially all of its assets, or the Borrower or the General Partner shall make a general assignment for the benefit of its creditors; or (B) there shall be commenced against the Borrower or the General Partner any Action of a nature referred to in clause (A) above which (1) results in the entry of any order for relief or any such adjudication or appointment and (2) remains undismissed, undischarged or unbonded for a period of 60 days; or (C) there shall be commenced against the Borrower or the General Partner any Action seeking issuance of a warrant of attachment, execution, distraint or similar process against all or substantially all of its assets which results in the entry of an order for any such relief that shall not have been vacated, discharged, stayed, satisfied or bonded pending appeal within 60 days from the entry thereof; or (D) the Borrower or the General Partner shall generally not, or shall be unable to, or shall admit in writing its inability to, pay its debts as they become due; or

     (h) Unless (a) the Borrower causes the Hotel to come under management by another nationally recognized hotel operator acceptable to the Lender, in the exercise of its reasonable discretion, (b) the Hotel is operated as part of a comparable nationally recognized hotel system acceptable to the Lender in the exercise of its reasonable discretion and (c) each of the Rating Agencies delivers to the Lender a Rating Comfort Letter with respect thereto: (A) the Manager shall commence any Action (1) under any Insolvency Law seeking to have an order for relief entered with respect to it, or seeking to adjudicate it a bankrupt or insolvent, or seeking reorganization, arrangement, adjustment, winding-up, liquidation, dissolution, composition or other relief with respect to it or its debts, or (2) seeking appointment of a Bankruptcy Custodian for it or for all or substantially all of its assets, or the Manager shall make a general assignment for the benefit of its creditors; or (B) there shall be commenced against the Manager any Action of a nature referred to in clause (A) above which (1) results in the entry of any order for relief or any such adjudication or appointment and (2) remains undismissed, undischarged or unbonded for a period of 60 days; or (C) there shall be commenced against the Manager any Action seeking issuance of a warrant of attachment, execution, distraint or similar process against all or substantially all of its assets which results in the entry of an order for any such relief that shall not have been vacated, discharged, stayed, satisfied or bonded pending appeal within 60 days from the entry thereof; or (D) the Manager shall generally not, or shall be unable to, or shall admit in writing its inability to, pay its debts as they become due; or

     (i) one or more judgments or decrees, not covered by insurance, in an aggregate amount exceeding $500,000 shall be entered against the Borrower or the General Partner, and such judgments or decrees shall not have been vacated, discharged, stayed, satisfied or bonded pending appeal within 60 days from the entry thereof; or

     (j) there is a Change of Control, unless permitted under Section 2.5; or

     (k) any statement, representation or warranty set forth in the Certificates (as such term is defined in the opinion (the "Opinion") of Arnold & Porter, dated this date, with respect to issues of "substantive consolidation" under the Bankruptcy Code) shall have been untrue, incorrect or misleading in any material respect on the date hereof, and the Borrower fails (a) to cause the entity responsible for such untrue, incorrect, or misleading statement, representation or warranty (the "Offending Party"; the Offending Party may be the Borrower, the General Partner, Atlanta Marriott Marquis II Limited Partnership, Marriott Marquis Corporation or Host Marriott Corporation) to take such action as may be required within 30-days after notice (each a "Notice") of the untruth, inaccuracy or misleading nature thereof by the Lender to the Borrower to "cure" such failure such that such statement, representation or warranty would not have been untrue, incorrect or misleading in any material respect if such "cure" had been in effect on the date hereof or (b) to cause such breach to be cured within 30 days after Notice; provided, however, that it shall not be an "Event of Default" if such "cure" is not reasonably capable of being implemented within such 30-day period and the Offending Party shall have commenced such "cure" within such 30-day period and thereafter shall diligently pursue such cure to completion, but in no event later than 180 days after the date on which the Borrower received the Notice.

     Section IV.1B None of the foregoing shall constitute an Event of Default if after the occurrence thereof, the Borrower tenders a cure for such Event of Default or a plan to cure such Event of Default and the Lender accepts such tender, such acceptance to contain such conditions as the Lender, in the exercise of its sole discretion, may require. If the Borrower tenders to the Lender all sums, the non-payment of which constituted an Event of Default under clauses (a) or (b) of Section 4.1A, and the Lender accepts such sums, such non-payment shall not constitute an Event of Default. If the Lender does not accept any such tender of sums, the Event of Default shall be continuing. The Lender shall be deemed to have accepted a tender of cash if the Lender does not return such cash to the Borrower within 10 Business Days of its receipt thereof. Except as contemplated by the preceding sentence, if the Lender fails to respond to the Borrower within 30 days of its receipt of such tender, it shall be deemed to be rejected.

     Section IV.2 If an Event of Default shall have occurred and be continuing, the Lender shall have the right, in its sole discretion, by notice to the Borrower (with a copy to the Manager) (except upon the occurrence of an Event of Default under clauses (f) or (g) of Section 4.1A, in which case all principal and accrued interest on the Notes will be immediately due and payable without any declaration or other act on the part of the Lender) to take one or more of the following actions:

     (a) To declare the principal of and all amounts accrued but unpaid under the Notes and the Transaction Documents, together with the Yield Maintenance Premium if the Event of Default occurs and is continuing prior to the Optional Prepayment Date, to be immediately due and payable, and such amounts shall thereupon become immediately due and payable, without presentment, demand, protest or notice of any kind, other than any notice specifically required by this Section 4.2, all of which are hereby expressly waived by Borrower;

     (b) Pursue such rights and remedies against the Borrower, or otherwise, as are provided under and pursuant to the Mortgage or any of the other Transaction Documents and as may be available to the Lender at law or in equity, including, without limitation, during such time as the Lender may be considering a tender of a cure or a plan pursuant to Section 4.1B; provided, however, that the Lender shall not initiate foreclosure proceedings unless five (5) Business Days' prior notice of such intention is given to Borrower and the tender of a cure or a plan therefor shall not have been accepted by the Lender pursuant to the provisions of Section 4.1B before the end of such 5 Business Day period; and

     (c) If the Event of Default involves the Borrower's failure to pay any Imposition or to comply with the Insurance Requirements, or to perform or observe any other covenant, condition or term in any Transaction Document or in the Management Agreement, the Lender may, at its option, without waiving or affecting any of its rights or remedies hereunder, pay,perform or observe the same, and, in connection therewith, the Lender shall be entitled to rely on any representations and statements of the Manager under the Management Agreement in regard to alleged breaches or violations thereof, and all payments made or costs or expenses incurred by the Lender in connection therewith shall be repaid by Borrower to the Lender within fifteen (15) days after demand therefor, and shall be added to and become a part of the Debt. The Lender is hereby empowered to enter and to authorize others to enter upon any Property for the purpose of performing or observing any such defaulted covenant, condition or term, without thereby becoming liable to Borrower or any Person in possession holding under Borrower.

     Section IV.3 Remedies Cumulative; Delay or Omission Not a Waiver. To the extent permitted by law, every remedy given hereunder or in any other Transaction Document to the Lender shall not be exclusive of any other remedy or remedies, and every such remedy shall be cumulative and in addition to every remedy provided by statute, law, equity or otherwise. The Lender may exercise all or any of the powers, rights or remedies given to it hereunder or which may be now or hereafter given by statute, law, equity or otherwise, in its absolute discretion. No course of dealing between the Borrower and the Lender or any delay or omission of the Lender to exercise any power, right or remedy accruing upon any Event of Default shall impair any power, right or remedy or shall be construed to be a waiver of any such Event of Default or acquiescence therein, and every power, right and remedy given by each Transaction Document to the Lender may, to the extent permitted by law, be exercised from time to time and as often as may be deemed expedient by the Lender.

     Without limiting the generality of the foregoing, the Borrower expressly and knowingly waives all defenses that may arise from a delay or forbearance by the Lender in exercising any power, right or remedy accruing upon any Event of Default relating to a breach by the Borrower of Section 5.3(d).




                                    ARTICLE V


                    REPRESENTATIONS, WARRANTIES AND COVENANTS

     Section V.1 Representations and Warranties of the Borrower. The Borrower represents and warrants to, and covenants with the Lender, that, as of the Closing Date, except as set forth on the Disclosure Report:

     (a) Exhibit E hereto sets forth the organizational structure of the Borrower, and the equity interests and holders therein. The Borrower is a limited partnership validly existing and in good standing under the laws of the State of Delaware and is qualified to do business in each jurisdiction where the nature of its business or location of the Property requires it to be so qualified. The General Partner is a corporation validly existing and in good standing under the laws of the State of Delaware and is qualified to do business in each jurisdiction where the nature of its business or location of the Property requires it to be so qualified. Neither the General Partner nor the Borrower has engaged in any business unrelated to the ownership of the Property. Neither the General Partner nor the Borrower has assets other than those related to the Property;

     (b) The Borrower has, and at relevant times has had, the requisite power and authority to own its assets and conduct its business, to execute and deliver each of the Transaction Documents and all Operational Agreements to which the Borrower is a party and to carry out the transactions contemplated thereby;

     (c) The execution, delivery and performance by the Borrower of (i) each of the Transaction Documents and (ii) the Operational Agreements to which the Borrower is a party have been duly and validly authorized by all necessary actions and proceedings on the part of the General Partner and the Borrower, and no further approvals or filings of any kind, including, without limitation, any approval of or filing with any Governmental Authority, are required as a condition thereof;

     (d) Neither the execution and delivery of each of the Transaction Documents and the Operational Agreements, nor the fulfillment of or compliance with the terms and conditions thereof:

     (i) will conflict with or result in any breach or violation of any law, rule or regulation issued by any Governmental Authority, or any judgment or order applicable to the Borrower or the General Partner, or to which the Borrower or the General Partner or the Property is subject;

     (ii) will conflict with or result in any breach or violation of, or constitute a default under, any of the provisions of the Agreement of Limited Partnership of the Borrower, the Certificate of Incorporation of the General Partner, or, in addition to the foregoing result in the creation or imposition of any Lien pursuant to, any agreement or instrument to which the Borrower or the General Partner is a party or to which the Borrower or the General Partner or the Property is subject; or

     (iii) will result in or require the creation of any Lien on the Property except Permitted Exceptions and Liens in favor of the Lender;

     (e) The Borrower's rights under the Permits and the Management Agreement will not be adversely affected by the execution and delivery of the Transaction Documents, Borrower's performance thereunder, the recordation of the Mortgage, or the exercise of any remedies by the Lender.

     (f) Each of (i) the Transaction Documents and (ii) the Operational Agreements to which the Borrower is a party, and, to the Best Knowledge of the Borrower, each of the Operational Agreements, if any, to which the Borrower is not a party, has been duly executed and delivered by the Borrower and to the Best Knowledge of the Borrower, the other parties thereto and constitutes the legal, valid and binding obligation of the Borrower, enforceable against the Borrower in accordance with its terms subject to the effects of bankruptcy, insolvency, reorganization, moratorium and other similar laws relating to or affecting creditors' rights generally and general equitable principles (whether considered in a proceeding in equity or at law) To the Borrower's Best Knowledge, each of the Operational Agreements to which it is not a party has been duly executed and delivered by the parties thereto;

     (g) Other than as set forth in Schedule 1, there is no Action pending to which the Borrower or the General Partner is a party or to which the Property is subject, directly or indirectly, and, to the Best Knowledge of the Borrower and, based on a certification to the Borrower by the Manager, of the Manager, no such Action is threatened or contemplated by any Person, in each case, other than an Action that does not involve an amount in controversy in excess of $25,000;

     (h) The Borrower is not a party to any agreement or instrument or subject to any restriction which might adversely affect the Borrower or the Property, or the Borrower's business, properties, operations or condition, financial or otherwise. The Borrower is not in default in any material respect in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any Permitted Exception or any other agreement or instrument to which it is a party or by which it or the Property is bound.

     (i) The Borrower has not received notice of, and does not have any knowledge of, any violations of any Legal Requirements affecting the Property or the construction, development, use, operation, maintenance or management thereof, except as set forth in the Exhibits and Schedules to this Agreement;

     (j) Neither the Borrower nor the General Partner has any subsidiaries;

     (k) Except for the Debt, since its inception, the Borrower has not incurred Indebtedness other than Purchase Money Security Interests;

     (l) The Borrower does not have any employees;

     (m) True and complete copies of the Operational Agreements (including all amendments, agreements, side letters and all other material documents relating thereto other than those effected in the ordinary course of business and which individually or in the aggregate do not have a Material Adverse Effect) have been made available to the Lender; each such agreement is unmodified and in full force and effect; to the Best Knowledge of the Borrower, there is no default by any party thereunder; and no event has occurred and is continuing which, with the passage of time and/or the giving of notice, would constitute a default or event of default by the Borrower thereunder. All necessary consents to the transactions described in the Transaction Documents required by such agreements have been obtained. Since its inception, neither the Borrower nor the General Partner has entered into any agreements or obligations other than the Transaction Documents, the Operational Agreements and other agreements relating to the Property entered into in the ordinary course of business;

     (n)  All  necessary  governmental  consents,   approvals,   authorizations,
regulations or qualifications, if any, to the transactions described in the Transaction Documents have been obtained and are in full force and effect;

     (o) The Operating Budget annexed hereto as Exhibit F contains all anticipated operating expenses for the Property for the year ending December 31, 1998. The Capital Budget annexed hereto as Exhibit G contains all anticipated Capital and FF&E Expenditures for the Property for the year ending December 31, 1998;

     (p) All Permits material to the operations of the Property have been obtained and are in full force and effect and are in the Borrower's name or available for its use;

     (q) The Hotel has available to it adequate parking to comply with all Legal Requirements and to permit the operation of the Hotel as a full service hotel in the Marriott Hotel System and comparable to a "quality segment" full service hotel in other full service hotel systems in compliance with the Management Agreement;

     (r) The Borrower is not subject to any United States or state income, unincorporated business, capital, franchise or similar gross income or income based taxes;

     (s) (i)Neither the Borrower, nor any ERISA Affiliate of the Borrower, maintains, sponsors, contributes to or is obligated to contribute to, or during the five (5) years ending on the date of the execution and delivery of this Agreement, has maintained, sponsored, contributed to or was obligated to contribute to, any Plan;

     (ii) The Borrower does not, and is not obligated to, maintain, sponsor or contribute to any Welfare Plan;

     (iii) The assets of the Borrower are not nor are they deemed "plan assets", whether by operation of law or under regulations promulgated under ERISA;

     (t) The Borrower (1) has not entered into any Transaction Document with the actual intent to hinder, delay, or defraud any creditor and (2) has received reasonably equivalent value in exchange for its obligations under the
Transaction Documents. The fair saleable value of the Borrower's assets is and immediately after the execution and delivery of the Transaction Documents will be greater than the Borrower's probable liabilities, including the maximum amount of its contingent liabilities or its debts as such debts become absolute and matured. The Borrower's assets do not and immediately after the execution and delivery of the Transaction Documents will not constitute unreasonably small capital to carry out its business as conducted or as proposed to be conducted. The Borrower does not intend to, and does not believe that it will, incur debts and liabilities (including, without limitation, contingent liabilities and other commitments) beyond its ability to pay such debts as they mature (taking into account the timing and amounts to be payable on or in respect of obligations of the Borrower);

     (u) The Borrower has not sustained any loss or interference with its business from fire, explosion, flood or other calamity, or from any labor dispute or governmental action, order or decree, nor has there been any material adverse change, nor any other development or event that, in each case, may have a Material Adverse Effect;

     (v) The Security Documents, when duly executed and delivered, and (to the extent required or contemplated) filed or recorded, will create a valid and enforceable first priority perfected security interest in the Borrower's right, title and interest in and to the rights and properties described therein, as to which perfection may be effected by such filing or recording, for the benefit of the Lender, subject only to Permitted Exceptions;

     (w) The Borrower is not (1) an "investment company" or a company "controlled" by an "investment company," within the meaning of the Investment Company Act of 1940, as amended, (2) a "holding company" or a "subsidiary company" of a "holding company" or an "affiliate" of either a "holding company" or a "subsidiary company" within the meaning of the Public Utility Holding Company Act of 1935, as amended, nor (3) subject to any other federal or state law or regulation which purports to restrict or regulate its ability to borrow money;

     (x) There exists no Event of Default or Potential Event of Default;

     (y) To the Best Knowledge of the Borrower, no representation or warranty by the Borrower made in any Transaction Document, and no schedule, exhibit, certificate, written statement, list, document or other material furnished or to be furnished to the Lender pursuant to or in connection with any Transaction Document or any of the transactions contemplated thereby contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements therein, in light of the circumstances under which they are made, not misleading;

     (z) There is no offset, defense, counterclaim or right to rescission with respect to the Notes or the other Transaction Documents other than as may be attributable to the acts or omissions of the Lender;

     (aa) All taxes and governmental assessments currently due and owing in respect of, and affecting, the Property, have been paid, or an escrow of funds in an amount sufficient to cover such assessments has been established with the Servicer or title insurance company;

     (ab) There is no Action pending, or, to the Best Knowledge of the Borrower, threatened, for the total or partial condemnation of the Property, and except for ADA Compliance Work, Deferred Maintenance Work, Environmental Remediation Work and Rehabilitation Work, the Property is in good repair and free and clear of any damage that could affect materially and adversely the value of the Property as security for the Notes or the use for which the Property is intended;

     (ac) Insurance required to be maintained pursuant to the Mortgage is in effect; and the Property and the use and operation thereof constitute a legal use under applicable zoning regulations and comply in all respects with all applicable Legal Requirements;

     (ad) To the Best Knowledge of the Borrower, the amounts deposited in the Capital Expenditure and FF&E Reserve Accounts for ADA Compliance Work, Deferred Maintenance Work and Environmental Remediation Work are sufficient for their intended purposes;

     (ae) The Property is not listed in or, to the Best Knowledge of the Borrower and, based on a certification to the Borrower by the Manager, of the Manager, proposed for listing in the United States Environmental Protection Agency's National Priorities List of sites or any other comparable list of sites maintained by any state or local governmental agency;

     (af) The Property is not subject to any Lien or claim for Lien in favor of any Governmental Authority or any other Person as a result of any Hazardous Substance (as such term is defined in the Environmental Indemnity Agreement) on, in or affecting the Property;

     (ag) The Property is not subject to any collective bargaining or other union contracts;

     (ah) Each of the Borrower and the General Partner has (a) not sought or consented to any dissolution, winding up, liquidation, consolidation, merger or sale of all or substantially all of its assets, (b) not failed to correct any known misunderstanding regarding its separate identity, (c) maintained its accounts, books and records separate from those of any other Person (except that, for accounting and reporting purposes, the Borrower or the General Partner may be included in the consolidated financial statements of Ivy Street Hotel Limited Partnership or an affiliate of Ivy Street Hotel Limited Partnership in accordance with generally accepted accounting principles) provided that in connection therewith, the existence of the Borrower or the General Partner and the ownership of the Property are disclosed in a footnote to such financial statements, (d) maintained its books, records, resolutions and agreements as official records, (e) not commingled its funds or other assets with those of any other Person (except as specifically contemplated by the Cash Management Procedures) and has held its assets in its own name, (f) conducted its business in its name, (g) maintained its financial statements, accounting records and other corporate or partnership documents separate from those of any other Person (except that, for accounting and reporting purposes, the Borrower or the General Partner may be included in the consolidated financial statements of Host Marriott in accordance with generally accepted accounting principles), (h) observed all partnership and corporate formalities, as the case may be, (i) not assumed or guaranteed or become obligated for the debts of any other Person or held out its credit as being available to satisfy the obligations of any other Person (other than as permitted by the Transaction Documents), (j) not acquired obligations or securities of its partners or shareholders, as the case may be,
(k) participated in the fair and reasonable allocation of any overhead expenses and other common expenses for facilities, goods or services provided to multiple entities and used its own stationery, invoices and checks (except when acting in a representative capacity), (l) not pledged any of its assets for the benefit of any other Person other than the Lender (except for Purchase Money Security Interests or as otherwise permitted by the Transaction Documents), (m) held and identified itself as a separate and distinct entity under its own name and not as a division or part of any other Person (i.e., an integral component of such other Person, as distinguished from a separate entity) (except for inclusion of the Borrower and the General Partner in consolidated financial statements of Host Marriott), (n) not made any loans to any other Person, (o) not identified its partners or shareholders, as the case may be, or any of its Affiliates as a division or part of it (i.e., an integral component of such entity, as distinguished from a separate entity), (p) not entered into or become a party to any transaction with its partners or shareholders, as the case may be, or any of its Affiliates except in the ordinary course of its business and on terms which are fair and are no less favorable to it than would be obtained in a comparable arms' length transaction with an unrelated third party, (q) not filed a bankruptcy or insolvency petition or otherwise instituted insolvency proceedings with respect to itself or to any other entity in which it has a direct or indirect legal or beneficial ownership interest, (r) maintained adequate capital in light of its contemplated business operations, (s) not engaged in any business activity other than as stated in Article III of the Agreement of Limited Partnership of the Borrower and Section 3 of the Certificate of Incorporation of the General Partner, as the case may be, (t) maintained an arms' length relationship with partners, affiliates and any other party furnishing services to it, (u) paid its own liabilities out of its own funds and other assets, and (v) held its assets in its own name.

     (ai) The Permitted Exceptions do not materially and adversely affect (1) the ability of the Borrower to pay in full the principal and interest on the Notes in a timely manner or (2) the use of the Property for the use currently being made thereof, the operation of the Property as currently being operated or the value of the Property;

     (aj) [Intentionally omitted]

     (ak) To the Best Knowledge of the Borrower, the Borrower has no material contingent liabilities;

     (al) The Borrower has no material financial obligation under any indenture, mortgage, deed of trust, loan agreement or other agreement or instrument to which the Borrower is a party or by which the Borrower or the Property is bound, other than obligations incurred in the ordinary course of the operation of the Property and under the Transaction Documents;

     (am) The Borrower has not borrowed or received debt financing that has not been heretofore or contemporaneously herewith repaid in full, other than Purchase Money Security Interests permitted by the provisions of this Loan Agreement;

     (an) To the Borrower's Best Knowledge, none of its principals, or the General Partner, or officer authorized to execute and deliver an Officer's Certificate, has ever been indicted and/or convicted of a felony under any federal, state or foreign laws;

     (ao) There are no pending or, to the Best Knowledge of the Borrower, proposed, special or other assessments for public improvements or otherwise affecting the Property, nor, to the Best Knowledge of the Borrower and, based on a certification to the Borrower by the Manager, to the Best Knowledge of the Manager, are there any contemplated improvements to the Property or that may result in such special or other assessment;

     (ap) All of the rooms at the Hotel are in service, except for rooms that are temporarily out of service for routine maintenance and repair;

     (aq) The Borrower has or anticipates that it will have sufficient funds available to it for implementing the reasonably anticipated Capital and FF&E Expenditures and Rehabilitation Work.

     (ar) All financial statements, including the statements of cash flow and income and operating expense, that have been delivered to the Lender in respect of the Property (i) are true, complete and correct in all material respects as of the date on which such statements were prepared, (ii) accurately represent the financial condition of the Property as of the date of such statements, and
(iii) to the extent prepared by an independent certified public accounting firm, have been prepared to the Best Knowledge of the Borrower in accordance with GAAP consistently applied throughout the periods covered, except as disclosed therein. The Borrower has no contingent liabilities, liabilities for taxes, unusual forward or long-term commitments or unrealized or anticipated losses from any unfavorable commitments that are known to the Borrower and reasonably likely to have a materially adverse effect on the Property or the operation thereof, except as referred to or reflected in such financial statements. Since the date of such financial statements, there has been no materially adverse change in the financial condition, operations or business of the Borrower from that set forth in said financial statements.

     (as) The Management Agreement is in full force and effect. There is no default, breach or violation existing thereunder, and no event has occurred (other than payments due but not yet delinquent) that, with the passage of time or the giving of notice, or both, would constitute a default, breach or violation thereunder, by Borrower or to the Best Knowledge of Borrower, by Manager.

     Section V.2 Affirmative Covenants. So long as any of the Debt remains outstanding as an obligation of the Borrower, the Borrower shall:enants

     (a) do all things necessary to keep in full force and effect its valid existence as a limited partnership and to qualify to do business in each jurisdiction in which such qualification is necessary to the conduct of its business or to protect the validity and enforceability of the Transaction Documents;

     (b) do all things necessary to enable it to comply with all applicable legal, fiscal and accounting rules and regulations;

     (c) keep proper books of account and records in which full, true and correct entries in accordance with GAAP shall be made of all transactions in relation to its business and activities; allow the Lender access to such books of account and records at all reasonable times during normal business hours upon reasonable notice; and permit the Lender to discuss the affairs, finances and accounts of the Borrower with any of the management employees of the General Partner or the Manager;

     (d) furnish to the Lender:

     (i) not later than 120 days after the end of each Fiscal Year, audited financial statements (including balance sheet, income statement and statement of cash flows of the Borrower), prepared in accordance with GAAP consistently applied, audited by a "Big Five" accounting firm;

     (ii) not later than 27 days after the end of each Accounting Period (i) unaudited financial statements, covering such Accounting Period and the annual amount for the period to date showing in detail sales, house profit, average room and average occupancy rates, each of the foregoing with a comparison to the prior year, and (ii) a rent letter and if not included in the rent letter, an escrow analysis;

     (iii) not later than 60 days after the end of each Accounting Quarter, quarterly and year-to-date unaudited financial statements (including, without limitation, the Borrower's balance sheet, income statement, statements of cash flows and such other quarterly financial information as is provided to the limited partners of Atlanta Marriott Marquis II Limited Partnership;

     (iv) such other reports and other documents as shall be replacements of the foregoing, which reports and other documents shall not contain less detail than that provided for in clauses (i), (ii) and (iii) above;

     (v) together with the financial statements provided for in clauses (ii) and
(iii) above, an Officer's Certificate of a senior executive of the General Partner stating that such financial statements fairly present the financial position and results of operations of the Borrower for the relevant period and stating whether or not the signer of the Officer's Certificate thereof knows of any Event of Default;

     (vi) on or before February 15 of each year commencing on February 15, 1998, an annual plan (the "Annual Plan") for such year for the Property which Annual Plan shall include a detailed operating budget (an "Operating Budget") and a detailed capital expenditure budget (a "Capital Budget"), reflecting the Manager's best good faith estimate of the anticipated results of operations of the Property, including revenues from all sources, home profit operating expenses, average room rate and average occupancy and Capital and FF&E Expenditures. The Operating Budget shall provide for deposit into the Capital Expenditure and FF&E Reserve Accounts of an amount equal to at least 5% of projected Gross Revenues for each year;

     (vii) copies of all rent letters, Format 90s and other periodic reports prepared by the Manager relating to the Property promptly upon receipt thereof; and

     (viii) such other information and reports as shall be reasonably requested by the Lender or the Rating Agencies;

     (e) (i) if the Borrower has the right under the Management Agreement to approve any aspect of each Annual Operating Projection or the FF&E Estimate (as such terms are defined in the Management Agreement) or any other budget, submit each of the foregoing to the Lender for its approval;

     (ii) submit to the Lender for its approval the Building Estimate (as such term is defined in the Management Agreement); and

     (iii) the Lender's review and approval of each of the foregoing shall not be unreasonably withheld or delayed;

     (f) take all reasonable actions necessary so that the Borrower is not required to register as an investment company under the Investment Company Act of 1940, as amended;

     (g) promptly inform the Lender in writing of the following:

     (i) the Borrower becoming aware of the commencement of any rule making or disciplinary proceeding or the promulgation of any proposed or final rule affecting the Borrower or the Property (other than a rule or proceeding which has general applicability to Persons including the Borrower and is not likely to have a Material Adverse Effect);

     (ii) the Borrower becoming aware of the commencement of any Action by or against the Borrower or with respect to the Property before any Governmental Authority or arbitration board, or the written threat of any such Action;

     (iii) the receipt of written  notice from any  Governmental  Authority that
(1) the Borrower is being placed under regulatory supervision, (2) any Permit material to the conduct of the Borrower's business is to be suspended or revoked or (3) the Borrower is to cease and desist any practice, procedure or policy employed by the Borrower in the conduct of its business; and

     (iv) the receipt of written notice from the Manager that the Borrower has not complied with any of its obligations under the Management Agreement or altering in any material respect the rules, standards and requirements of the Manager thereunder.

     (h) generally pay its debts as they become due;

     (i) do or cause to be done all things necessary to establish, perfect, maintain and continue the perfection and first priority (subject to Permitted Exceptions) of the security interest of the Lender in the Pledged Property and pay the costs and expenses of all filings and recordings and all searches necessary to establish and determine the validity and the priority of such security interest;

     (j) subject to Section 2.2, pay or discharge or cause to be paid or discharged, before the same shall become delinquent, all taxes, assessments and governmental charges levied or imposed upon the Borrower or upon the income, profits or property of the Borrower;

     (k) subject to Section 2.2, pay or cause to be paid all operating expenses and all other costs and expenses associated with the operation and maintenance of the Property in accordance with the Annual Operating Budget, FF&E Estimate, and Building Estimate in accordance with the provisions of the Management Agreement;

     (l) [intentionally omitted];

     (m) pay over to the Servicer for application pursuant to the Mortgage, Insurance Proceeds and Condemnation Proceeds;

     (n) complete all Work within 6 months except as set forth on Exhibit A and all Rehabilitation Work by the date set forth on Exhibit J (under the supervision of a qualified employee of the Manager except for those items designated on Exhibit A which shall be completed under the supervision of a licensed engineer or architect), and in a good and workmanlike manner, using materials comparable in quality to the original installation and all items of Capital and FF&E Expenditures as set forth in the Capital Budget for the year ending December 31, 1998 attached hereto as Exhibit G and the then effective Annual Operating Projection, Building Estimate, or FF&E Estimate (as such terms are defined in the Management Agreement) under the supervision of a qualified employee of the Manager, and in all events, complete all such work as required under the Management Agreement and this Agreement and any additional work that shall be necessary to maintain standards at least as high as those standards comparable to those that apply generally to "quality segment" full service hotels located in Atlanta, Georgia, in compliance with Marriott Hotel System standards and the Management Agreement. Borrower shall notify the Lender of the completion of any work completed in accordance with this provision. Any work to be completed in accordance with this provision shall be completed despite the insufficiency, if any, of funds in the Capital Expenditure and FF&E Reserve Accounts and Rehabilitation Account to complete such work;

     (o) promptly on request, furnish to the Lender copies of all material contracts, bills of sale, statements, receipted vouchers and agreements in its possession or control under which the Borrower claims title to any materials, fixtures or articles of personal property used in construction at or operation of the Property;

     (p) cause the Manager to operate the Hotel as a full service hotel in the Marriott Hotel System and comparable to a "quality segment" full service hotel in other full service hotel systems open for business under the Management Agreement;

     (q) promptly on request, from time to time, deliver to the Lender a statement setting forth all of the accounts maintained by the Borrower or the Manager with respect to the Hotel and the Property, the purposes of such accounts and the balances thereof;

     (r) maintain or cause to be maintained each of the Transaction Documents and Operational Agreements to which it is a party in full force and effect, and observe and perform or cause to be observed or performed all of its obligations thereunder;

     (s) maintain or cause to be maintained each of the liquor licenses and all other Permits in connection with the Hotel in full force and effect (and replace any thereof that may be cancelled or otherwise lapsed), and observe and perform or cause to be observed or performed all of the Borrower's obligations thereunder;

     (t) comply with and cause the Property to be in compliance with all Legal Requirements and all Insurance Requirements;

     (u) give the Lender prompt notice upon the discovery, to the Best Knowledge of the Borrower, of the occurrence of any Potential Event of Default or Event of Default;

     (v) give the Lender prompt notice of any event that if effected would constitute a Change of Control;

     (w) ensure that the Manager pays all trade indebtedness within 60 days of the date incurred except for such trade indebtedness that is subject to a bona fide dispute;

     (x) ensure that the General Partner shall have an Independent Director at all times, or if the Independent Director has resigned, shall not take any action which may not be taken pursuant to the organizational documents of the General Partner without the consent of the Independent Director;

     (y) provide to the Lender not less than (10) days prior to the execution thereof, a true and complete copy of any proposed amendment to the Agreement of Limited Partnership of the Borrower (other than amendments of a ministerial nature that will not have any adverse impact on the Lender, the value of the Pledged Property, the validity or priority of the Lender's security interest therein, or any of the Lender's rights or remedies under the Transaction Documents);

     (z) ensure that the representations and warranties contained in Section 5.1(a) and 5.1(ah) remain true and accurate at all times with respect to itself; and

     (aa) operate the Hotel in accordance with the then effective Annual Plan; provided, however, that the Borrower may make Emergency Expenditures not reflected in the then effective Annual Plan if it gives the Lender notice of any such Emergency Expenditures promptly after they are made.

     (ab) promptly provide to (y) the Lender and (z) to Commonwealth Land Title Insurance, First American Title Insurance and Chicago Title Insurance Company at the addresses provided to the Borrower by such entities copies of all motions, orders, judgments and, after becoming aware thereof, pleadings and other papers that have been or shall be served, filed or docketed in the Actions described in
Schedule 1 or on any appeal from any order or judgment therein.

     Section V.3 Negative Covenants. So long as any portion of the Debt shall remain outstanding as an obligation of the Borrower, except as expressly permitted in this Agreement, the Borrower shall not, without the prior consent of the Lender:

     (a) purchase any real properties other than the Property, have any assets or liabilities other than assets or liabilities derived from or related to the Property, or engage in any business or undertake any activity other than as permitted herein, including, without limitation, the operation, as a lessee or otherwise, of any property other than the Property;

     (b) have any subsidiaries;

     (c) amend, supplement or otherwise modify the Partnership Agreement in any way that would cause a breach of the covenants in this Agreement;

     (d) Grant any of the Pledged Property other than as permitted in the Transaction Documents and pursuant to the Permitted Exceptions; provided, however, that the Borrower may sell or otherwise dispose of personalty or fixtures from time to time constituting portions of the Property so long as such personalty or fixtures are replaced by personalty or fixtures of equal or better quality to those sold or otherwise disposed of and except for immaterial amounts of personalty disposed of in the ordinary course of business and items that need not be replaced to continue the then existing level of quality of operation. Without limiting the generality of the foregoing, a judicial order in the Actions set forth in Schedule 1 or any other action based on the same facts, circumstance and legal theories contained in such Actions which results in the transfer of any interest of the Borrower in the Property shall be deemed a "Grant of any of the Pledged Property"; provided, however, that it shall not be so deemed if within 20 days of entry of such judicial order the Borrower (i) provides evidence satisfactory to the Lender that the interest so transferred is subject to the Mortgage and (ii) provides the Lender with a Rating Comfort Letter;

     (e) dissolve, liquidate, merge or consolidate with any Person (and the Borrower agrees that upon any dissolution, liquidation, merger or consolidation in breach of this clause (e), the Pledged Property shall continue to be held under and otherwise subject to the Lien of the Security Documents until the Debt is paid in full);

     (f) permit the validity or effectiveness of any of the Transaction Documents or, unless replaced with other necessary agreements that do not have a Material Adverse Effect, any of the Operational Agreements to be impaired or permit the Lien of the Security Documents to be amended, hypothecated, subordinated, terminated or discharged or permit any Liens to be created on or extend to or otherwise arise upon or burden the Pledged Property or any part thereof or any interest therein or the proceeds thereof (other than any Permitted Exceptions);

     (g) take any action if such action is likely to interfere with the enforcement of any rights of the Lender under the agreements or instruments relating to any of the Pledged Property;

     (h) incur any Indebtedness other than (a) the Notes, (b) Subordinate Debt, or (c) unsecured Indebtedness incurred to provide working capital (such as for trade payables and including loans for such purpose in de minimis amounts that may be made by the Manager and/or the General Partner), in an aggregate amount, which when added to the outstanding balance of previous indebtedness incurred and outstanding for such purpose, shall not exceed the average amount of the Management Expenses for each Accounting Period during the preceding full 13 Accounting Periods; provided, however, that in the case of indebtedness incurred pursuant to clause (c) the payee of such indebtedness shall agree not to assert any remedies with respect to the non-payment thereof so long as the Debt is outstanding or (d) Indebtedness covered by Purchase Money Security Interests, in an aggregate amount not to exceed $5,000,000 outstanding at any time.

     (i) enter into any equipment lease other than solely with the supplier of or financing company with respect to the furnishings, fixtures or equipment subject to such lease or sell any such furnishings, fixtures, or equipment to any third party under a "Sale Leaseback" arrangement;

     (j) terminate, amend or modify any Operational Agreements if the same would have a Material Adverse Effect;

     (k) (a) maintain, sponsor, contribute to or become obligated to contribute to, or suffer or permit any ERISA Affiliate of the Borrower to, maintain, sponsor, contribute to or become obligated to contribute to, any Plan or any Welfare Plan or (b) permit the assets of the Borrower to become "plan assets," whether by operation of law or under regulations promulgated under ERISA;

     (l) engage in any transactions with its Affiliates except, on terms at least as favorable to the Borrower as those obtainable from unrelated third parties acting in their own best interests and without duress and which, taken singly or in the aggregate, would not reasonably be expected to have a Material Adverse Effect;

     (m) (A) cancel, release, terminate or surrender the Management Agreement or permit any cancellation, release, termination or surrender thereof or (B) amend, modify or alter the terms of the Management Agreement in any material respect; provided, however, that the Borrower may cancel, release, terminate, surrender, amend, modify or alter the Management Agreement in connection with the replacement of the Manager if, before the date on which the Manager ceases to be the Manager of the Hotel, (i) the Borrower causes the Hotel to come under management by a nationally recognized hotel operator acceptable to the Lender, in the exercise of its reasonable discretion, (ii) the Hotel continues to be part of a comparable nationally recognized hotel system acceptable to the Lender, and (iii) each of the Rating Agencies delivers to the Lender a Rating Comfort Letter;

     (n) permit the General Partner to amend its Certificate of Incorporation (other than amendments of a ministerial nature that will not have an adverse impact on the Lender, the value of any of the Property or the obligations of the Borrower under this Agreement or the other Transaction Documents);

     (o) make any distributions of cash to its partners, except as expressly contemplated by the Cash Management Procedures, if in the reasonable judgment of the General Partner such funds will be necessary for expenses to be borne by the Borrower pursuant to Section 8.03 of the Management Agreement or for expenses contemplated by Section 8.02 of the Management Agreement for which funds are not available in the Capital Expenditure and FF&E Reserve Accounts;

     (p) take any action in furtherance of, or stating its consent to, approval of, or acquiescence in, any of the acts set forth above; or

     (q) engage (either as transferor or transferee) in any material transaction with any Affiliate other than for fair value and on terms similar to those obtainable in arms' length transactions with unaffiliated Persons or engage in any transaction with any Affiliate involving any intent to hinder, delay or defraud any entity.

     Section V.3A. General Partner Covenant. So long as any portion of the Debt shall remain outstanding, the General Partner shall not (a) incur any enant. Indebtedness except in its capacity as the general partner of the Borrower or
(b) withdraw as a general partner of the Borrower unless the remaining or substitute general partner satisfies the single purpose entity criteria of the Rating Agencies and the Rating Agencies have delivered a Rating Comfort Letter.

     Section V.4. Further Assurances. The Borrower shall execute and deliver or cause to be executed and delivered, all such additional instruments, and do, or cause to be done, all such additional acts as (i) may be necessary or proper, to carry out the purposes of this Agreement and to make subject to the Lien of the Security Documents any property intended so to be subject, including, without limitation, the delivery of such instruments and documents, including confirmatory and corrective mortgages, financing statements and continuation statements under the Uniform Commercial Code of each applicable jurisdiction, and the delivery of such updated mortgagee's title insurance policies or endorsements (or commitments therefor) in favor of the Lender as may be reasonably required to confirm and/or secure continued coverage under the title policies issued to the Lender in respect of the Property or the Mortgage, including payment of all fees and title insurance premiums required to maintain such continuity of title insurance coverage, (ii) may be necessary or proper to transfer to any assignee of the Lender the estate, powers, instruments and funds held in trust hereunder and to confirm the Security Documents, or (iii) the Lender may reasonably request in connection with the Loan; provided, however, that such instruments shall contain express unconditional exculpations of the Partners and the Borrower's officers, employees or agents and any of their successors or assigns exculpating such Persons from any liability arising under or by reason of their obligations, covenants, representations, warranties and agreements contained in such instruments, subject to the exceptions set forth in the definition of Non-Recourse. If, in connection with the Securitization, the Borrower is required to furnish newly issued title policies with respect to the Property, the Lender shall bear the cost thereof.

     Section V.5 Representations, Warranties and Covenants of NACC. NACC represents and warrants to, and agrees with the Borrower, that, as of the Closing Date: (i) it has the power and authority to perform its obligations under this Agreement and the other Transaction Documents, (ii) this Agreement and the other Transaction Documents have been duly authorized, executed and delivered by NACC, and constitute valid and legally binding instruments enforceable against NACC in accordance with their respective terms, subject to the effects of bankruptcy, insolvency, reorganization, moratorium and other similar laws relating to or affecting creditors' rights generally and general equitable principles (whether considered in a proceeding in equity or at law), and (iii) it has such knowledge, sophistication and experience in financial and business matters as to be capable of evaluating the merits and risks of an investment in the Notes, is able to bear the economic risk of an investment in the Notes and is an "accredited investor" within the meaning of Section 2(15) of the Securities Act and (iv) no part of the Loan shall be deemed "plan assets" within the meaning of ERISA.

     Section V.6 Other.

     Neither the Borrower nor any Person acting on behalf of the Borrower has dealt with any broker or any other Person entitled to a fee or commission in connection with the Loan and the Borrower shall indemnify and hold NACC and its Affiliates harmless from and against any claims or commissions, finder's fee and other payments, no matter how described, and against any and all costs and expenses including, without limitation, attorneys' fees relating to any such claim.




                                   ARTICLE VI


                                 SECURITIZATION

     Section V.1. Securitization. The Borrower and the General Partner shall use commercially reasonable best efforts to cooperate with NACC in its activities in connection with one or more sales of the Loan as a whole loan, one or more sales of participations in the Loan or one or more securitizations of the Loan (such sales or securitizations, the "Securitizations"), including obtaining ratings by the Rating Agencies. The Securitization will involve the issuance of rated single-class or multi-class securities secured by or evidencing ownership interests in the Transaction Documents (the "Securities"). Such cooperation shall include, without limitation, the obligation to:

     (a) maintain the ownership of the Property in an entity that permits the Borrower to comply with its obligations under clauses (x) and (z) of Section 5.2;

     (b) structure and maintain the organizational, operational and financial affairs of the Borrower and the General Partner, (collectively, the "Entities") to enable its counsel to render a reasoned opinion if requested by the Rating Agencies in form and substance customary or required for rating the Securities (the "Substantive Consolidation Opinion") that upon a petition for bankruptcy under the United States Bankruptcy Code, neither Host Marriott nor Atlanta Marriott Marquis L.P. II nor Portman Marquis Corporation nor Ivy Street Hotel Limited Partnership as a debtor in possession nor its bankruptcy trustees nor creditors nor any other party in interest would have sufficient basis to cause a court to order the substantive consolidation of the assets and liabilities of the General Partner or the Borrower, with those of the debtor in bankruptcy, which counsel and which opinion shall be satisfactory to NACC and the Rating Agencies;

     (c) provide such financial and other information with respect to the Hotel, the Borrower, the General Partner and, if such information is reasonably available to the Borrower, the Manager, as may be requested by the Rating Agencies or as may be reasonably requested by NACC, including, without limitation, audits or agreed-upon procedures of operating cash flow, Net Operating Income, occupancy statistics, average room rates and quarterly and annual financial statements for the Hotel (reviewed and in the case of annual financial statements audited) by a firm of certified public accountants acceptable to NACC and the Rating Agencies to the extent customarily given in similar transactions;

     (d) prepare and deliver such agreements and instruments relating to the Notes, the Securities, the Property and the Entities, including (A) agreements to indemnify the Rating Agencies, NACC and any servicer or trustee, to the extent customarily given in commercial mortgage-backed securities transactions, and (B) amendments of any of the Transaction Documents that are necessary to effect the Securitization, in form and scope satisfactory to the Rating Agencies and reasonably satisfactory to NACC;

     (e) perform or permit to be performed such appraisals, surveys, site inspections, market studies, current environmental reviews and reports (Phase I's, including, without limitation, testing for asbestos, lead paint or radon gas and Phase II's and other environmental investigations recommended by environmental consultants), structural engineering reports (which shall include an analysis of requirements for deferred maintenance and ongoing capital expenditure and furniture, fixtures and equipment reserve requirements), reviews of property, casualty, business interruption, earthquake, flood, liability and title insurance and other due diligence items customarily requested by nationally recognized underwriters in connection with the origination and securitization of comparably sized commercial real estate loans or by any Rating Agency in connection with rating the Loan or the Securities; provided, however, that (A) the Borrower shall not be unreasonably required to incur excess auditing costs and (B) NACC shall use its best efforts to limit the circumstances under which the Borrower or the General Partner will be required to duplicate its efforts or third party costs in complying with its obligations under this clause (e);

     (f) provide copies of business plans and budgets relating to the Property as may be requested by the Rating Agencies;

     (g) cause counsel to render opinions (which may be reasoned opinions) with respect to the Property, the Entities, and the Transaction Documents as to bankruptcy remoteness and other matters customary in securitization transactions, which may be requested by the Rating Agencies in form and substance customary or required for rating the Securities which counsel and which opinion shall be satisfactory to the Rating Agencies and reasonably satisfactory to NACC; provided, however, that if the Rating Agencies request opinions subsequent to the Closing Date in connection with the Securitizations that are materially different from the opinions delivered on the Closing Date, the Lender shall bear the fees and expenses incurred by counsel in rendering such opinions;

     (h) make such representations and warranties with respect to the Property, the Entities, and the Transaction Documents as are customary in securitization transactions and as may be requested by the Rating Agencies and reasonably requested by NACC and consistent with the facts covered by such representations and warranties as they exist on the date thereof, including the representations and warranties made in the Transaction Documents;

     (i) cooperate with NACC in providing to the Rating Agencies such information as is customarily provided in connection with annual reviews conducted in commercial mortgage backed securities transactions similar to the Securitization;

     (j) cooperate with NACC in the preparation, at NACC's cost, of a private placement memorandum, prospectus, prospectus supplement or other disclosure document to be used by Nomura Securities, Inc. or any of its Affiliates to privately place or publicly distribute the Loan as a whole loan or the Securities in a manner and to the extent that the same satisfy the requirements of the Securities Act and applicable state securities laws; and

     (k) permit NACC to provide to the Rating Agencies, potential investors in the Securities and others as may be required to effect the Securitization, the information provided to NACC by the Borrower and the Manager and their respective Affiliates in connection with the transactions contemplated by this Agreement.

     Any and all due diligence materials (including without limitation appraisals, engineering reports and environmental reports) shall be addressed to and shall run to the benefit of NACC and its successors and assigns, the Rating Agencies and the Borrower, and shall, upon delivery, become the property of NACC, its successors and assigns and the Borrower.




                                   ARTICLE VII


                  PAYMENT OF FEES AND EXPENSES; INDEMNIFICATION

     Section  VII.1  Fees and Expenses

     (a) The Borrower shall pay or reimburse NACC and after the Securitization, NACC and the Lender (in each case, without duplication), on demand, without set-off, withholding or deduction, for the payment of all of the reasonable fees, costs and expenses incurred by NACC in connection with the underwriting, negotiation, documentation and closing of the Loan, and the fees, costs and expenses of the following:

     (i) title insurance, transfer taxes (if any), mortgage taxes and recording fees;

     (ii) counsel and local counsel to the Borrower;

     (iii) counsel and local counsel to NACC, whose fees and expenses shall be reasonable;

     (iv) due diligence activities of NACC including, without limitation, auditors, credit and lien searches, surveys, appraisals, environmental reports, engineering reports, insurance reviews and site inspections;

     (v) bank charges relating to the operation of the Debt Service Reserve Account, Lockbox Accounts, Capital Expenditure and FF&E Reserve Accounts, Tax and Insurance Account, the Deposit Account and Operating Account;

     (vi) initial and ongoing activity of any special servicer incurred as a result of an Event of Default;

     (vii) the Rating Agencies (for the annual ratings reviews);

     (viii) the negotiation, preparation, execution, delivery and administration of any consents, amendments, waivers or other modifications of or under any Transaction Documents; and

     (ix) enforcing any obligations of or collecting any payments due from the Borrower under any Transaction Document or with respect to the Property or in connection with any refinancing or restructuring of the Loan in the nature of a "work-out", or any insolvency or bankruptcy proceedings.

     Any costs and expenses due and payable to Lender hereunder which are not paid by the Borrower within ten days after demand may be paid from any amounts in the Deposit Account, with notice thereof to the Borrower.

     (b) The Lender shall pay the initial and regular ongoing fees of the Servicer and the Trustee and except as set forth in Section 7.1(a), the costs of any Securitization.

     (c) The Borrower has provided $75,000 to NACC (the "Expense Deposit") for the payment of the fees, costs and expenses payable pursuant to Section 7.1(a) of this Agreement. If any portion of the Expense Deposit remains after payment of such fees, costs and expenses, NACC shall pay such portion to the Borrower within 30 days after the closing of the Loan. The establishment of the Expense Deposit shall not limit the Borrower's obligations to pay the fees, costs and expenses described in Section 7.1(a).

     Section VII.2  Indeminification

     (a) The Borrower, for itself and all those claiming under or through the Borrower, to the fullest extent permitted by law, hereby releases and shall defend, hold harmless and indemnify NACC and after the Securitization, NACC and the Lender, and its respective directors, officers, agents and employees, (together, the "Indemnified Parties") from and against any and all liabilities, claims, charges, losses, expenses or damages of any kind or nature, including reasonable attorneys' fees and disbursements, which may arise in connection with
(i) the performance or non-performance by the Borrower of any of the Transaction Documents or the operation of the Property by the Borrower and (ii) any breach or failure by the Borrower to comply with any representation, warranty or covenant made by the Borrower herein or in any other document furnished by the Borrower in connection with the transactions contemplated by the Transaction Documents, except to the extent caused by the willful acts or omissions, gross negligence or bad faith of any Indemnified Party. It is understood that if the Borrower performs its obligations set forth in the Transaction Documents strictly in accordance with the terms and provisions thereof, the provisions of clause (i) of the foregoing sentence in so far as they relate to the "performance ... by the Borrower of any of the Transaction Documents," shall not be applicable. The Borrower shall appear in and defend any Action that might in any way in the good faith judgment of the Lender affect the value of the Property, the title to the Property, the priority of the Mortgage or the rights and powers of the Lender. Any sums due under this Section 7.2 shall be payable by the Borrower within 10 days of demand therefor with evidence of the amount due and, if not paid within such 10-day period, shall bear interest from the date of demand to the date of payment at the Default Rate. The Borrower shall pay the cost of suit, cost of evidence of title and reasonable attorneys' fees and disbursements in any Action brought by the Lender to foreclose the Mortgage, including trial and any appeal with respect to any such Action;

     (b) The Borrower shall indemnify and holds NACC and its Affiliates, including, without limitation, Nomura Securities International, Inc., harmless against all costs, expenses and damages incurred by NACC and its Affiliates (including, without limitation, all liabilities under all applicable federal and state securities laws) as a direct result of any untrue statement of a material fact contained in the offering documents used in connection with the Securitization based on information provided by the Borrower or the Manager, which describes the Borrower or the Manager, the Property (and the management thereof) or any aspect of the Loan or the parties directly involved therein, or as a result of any untrue statement of a material fact in any of the financial statements of the Borrower or the Manager incorporated into such offering documents or the failure to include in such financial statements or in such offering documents any material fact relating to the Borrower or the Manager, the Property (and the management thereof) and any aspect of the Loan necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading; provided, however, that the Borrower shall have had an opportunity to review, comment on and approve the relevant portions of such offering documents but Borrower shall have a minimum of five (5) business days to review such offering documents and one (1) business day to review subsequent revisions thereof. The Borrower shall act reasonably and promptly in connection with its approval of the relevant portions of the offering documents. The Borrower shall not indemnify NACC for any cost, expense or damage incurred as a result of the inclusion of any erroneous or misleading information in such offering documents, or the omission of material information from the offering documents, provided that the Borrower or its counsel shall have previously indicated to NACC or its counsel the erroneous or misleading nature of such information or the omission of material information, as the case may be. At the time of the use of such offering documents, NACC shall execute and deliver to the Borrower an instrument (in form and substance reasonably satisfactory to the Borrower) indemnifying and holding each of the Borrower, the General Partner (and the officers and directors thereof), and its agents and employees harmless against all costs, expenses and damages (other than costs and expenses specifically agreed by the Borrower to be borne by it) incurred by them (including, without limitation, all liabilities under all applicable federal and state securities laws) caused by and directly relating to the offering described in such Offering Documents; provided, however, that such indemnification shall not apply if any such costs, expenses or damages arise out of or are based upon an untrue statement of a material fact or an omission to state a material fact in such offering documents or in the Borrower's financial statements for which the Borrower is providing indemnification as provided above;

     (c) Promptly after receipt by an indemnified party under Section 7.2(a) or 7.2(b) of notice of the commencement of any action for which a claim for indemnification is to be made against an indemnifying party, such indemnified party shall notify the indemnifying party in writing of such commencement, but the omission to so notify the indemnifying party will not relieve the indemnifying party from any liability that it may have to any indemnified party hereunder except to the extent that failure to notify causes prejudice to the indemnifying party. If any action is brought against any indemnified party, and it notifies an indemnifying party of the commencement thereof, the indemnifying party will be entitled to participate therein and, to the extent that it may elect by written notice delivered to the indemnified party promptly after receiving the aforesaid notice of commencement, to assume the defense thereof with counsel satisfactory to such indemnified party. After notice from the indemnifying party to such indemnified party under this Section 7.2(c), the indemnifying party shall not be responsible for any legal or other expenses subsequently incurred by such indemnified party in connection with the defense thereof other than reasonable costs of investigation; provided, however, that if the defendants in any such action include both the indemnified party and the indemnifying party, and the indemnified party shall have reasonably concluded that there are any legal defenses available to it and/or other indemnified parties that are not being raised by Host Marriott or counsel selected by Host Marriott, then the indemnified party shall give written notice thereof to Host Marriott and if Host Marriott fails to raise and pursue such defense, then the indemnified party or parties shall have the right to select separate counsel, at the expense of the indemnifying party, to assert such legal defenses and to otherwise participate in the defense of such action on behalf of such indemnified party or parties.

     (d) The obligations of the Borrower under this Section 7.2 shall survive termination of this Agreement;

     (e) The provisions of the sixth and seventh paragraphs of that certain Commitment Letter, dated October 28, 1997, of NACC are incorporated herein by reference to the extent such provisions impose indemnification obligations on the Borrower and NACC that are more burdensome than those contained in this
Section 7.2.




                                  ARTICLE VIII


                                    IMMUNITY

     Section VIII.1 Partners, Employees and Agents of the Borrower Immune from Liability

     Notwithstanding  anything  to  the  contrary  herein,  including,   without
limitation, Article Seven, the obligations under each Transaction Document shall be Non-Recourse.




                                   ARTICLE IX


                            MISCELLANEOUS PROVISIONS

     Section IX.1 All notices, requests, demands, consents, reports or other communications, including, without limitation, a tender of a cure pursuant to
Section 4.1B, to or upon the respective parties hereto shall be in writing and be deemed to have been duly given or made when received, addressed to the party to which such notice, request, demand, consent, report or other communication is being given at its address set forth below, or at such other address as any of the parties hereto may hereafter notify the others by notice given hereunder:

                  If to NACC:

                  Nomura Asset Capital Corporation
                  2 World Financial Center, Building B
                  New York, New York  10281
                  Attention:  Daniel S. Abrams, Managing Director
                  Telecopier:  (212) 667-1022

                  With a copy to:

                  Rosenman & Colin LLP
                  575 Madison Avenue
                  New York, New York  10022
                  Attention:  Robert I. Fisher, Esq.
                  Telecopier:  (212) 940-8776

                  and:

                  Nomura Asset Capital Corporation
                  2 World Financial Center, Building B
                  New York, New York  10281
                  Attention:  Sheryl McAfee
                  Telecopier:  (212) 667-1206

                  If to the Borrower:

     HMA Realty Limited Partnership c/o Host Marriott Corporation 10400 Fernwood Road Bethesda, Maryland 20817 Attention: Law Department 923/Deputy General Counsel, Asset Management Telecopier: (301) 380-6332

                  With a copy to:

                  HMA Realty Limited Partnership
                  c/o Host Marriott Corporation
                  10400 Fernwood Road
                  Bethesda, Maryland  20817
                  Attention:  Asset Management Department 908
                  Telecopier:  (301) 380-8260

                  and:

                  Arnold and Porter
                  555 Twelfth Street, N.W.
                  Washington, D.C.  20004-1206
                  Attention:  S. Lee Narrow, Esq.
                  Telecopier:  (202) 942-5999


         Evidence of such receipt shall include personal delivery, electronic confirmation (hard copy to be sent by regular mail) and the failure to accept a communication sent by registered or certified U.S. mail, postage prepaid.

     Section IX.2 Benefit of Agreement. This Agreement shall be binding upon, inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto; provided, however, that the Borrower may not assign or transfer any of its rights or obligations hereunder without the consent of the Lender which may be withheld in the sole discretion of the Lender. Except as expressly provided otherwise in the Agreement, any such assignment or transfer shall not release the Borrower from any obligations or liabilities hereunder. The Lender's interests under the Transaction Documents shall be freely assignable and transferrable. No party other than the parties hereto and their permitted assigns shall be deemed to have any benefits or obligations under this Agreement.

     Section IX.3. Governing Law. This Agreement and the rights and obligations of the parties under the Transaction Documents except for the Mortgage and the assignments of leases, rents and profits, dated the Closing Date, from the Borrower to the Lender which shall be governed by the laws of the State of Georgia shall be governed by the internal laws of the State of New York.

     Section IX.4. This Agreement may be executed in any number of counterparts, each of which when so executed and delivered shall be an original, but all of which shall together constitute one and the same instrument.

     Section IX.5 Index, Descriptive Headings. The Index to this Agreement and the descriptive headings of the several Sections and Articles of this Agreement are inserted for convenience only and shall not in any way affect the meaning or construction of any provision of this Agreement. In the preparation of the Transaction Documents indistinguishable contributions were made by representatives of both NACC and the Borrower, and each of the Lender and the Borrower waives any and all rights, either at law or in equity, to have the provisions of any Transaction Document interpreted in favor of one over the other based on a claim that representatives of one or the other were the principal draftsmen thereof.

     Section IX.6 Amendment or Waiver; Integration. No provision of this Agreement may be amended, changed, waived, discharged or terminated orally, but only by an instrument in writing signed by the party against whom enforcement of the amendment, change, waiver, discharge or termination is sought. This Agreement and the other Transaction Documents set forth the entire agreement and understanding of the parties with respect to the subject matter hereof and thereof, and supersede any and all prior agreements and understandings of the parties hereto with respect to the subject matter hereof and thereof including, without limitation, that certain Commitment Letter, dated October 28, 1997 and is between the Borrower and NACC, which prior agreements and understandings are terminated in all respects.

     Section IX.7 Survival of Representations and Warranties; Reliance. All representations and warranties contained in this Agreement shall survive the execution and delivery of this Agreement and the making of the Loan and shall be considered to have been relied upon by the Lender regardless of any investigation made by or on behalf of it.

     Section IX.8. Returned Payments. If after receipt of any payment of all or any part of the Debt, the Lender is for any reason compelled to surrender such payment to any Person because such payment is determined to be void or voidable as a preference, an impermissible set-off, a diversion of trust funds or for any other reason, this Agreement shall continue in full force, and the Borrower shall be liable to, and shall indemnify and hold the Lender harmless for, the amount of such payment surrendered until the Lender shall have been finally and irrevocably paid in full. The provisions of the foregoing sentence shall be and remain effective notwithstanding any contrary action which may have been taken by the Lender in reliance upon such payment, and any such contrary action so taken shall be without prejudice to the Lender's rights under this Agreement and shall be deemed to have been conditioned upon such payment having become final and irrevocable.

     SECTION IX.9 JURISDICTION AND SERVICE; WAIVER OF JURY TRIAL. EACH OF THE GENERAL PARTNER AND THE BORROWER HEREBY (I) IRREVOCABLY CONSENTS AND SUBMITS ITSELF AND ACKNOWLEDGES AND RECOGNIZES THE JURISDICTION OF THE COURTS OF THE STATE OF NEW YORK LOCATED IN NEW YORK COUNTY AND THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF NEW YORK FOR PURPOSES OF ANY ACTION ARISING OUT OF, UNDER, OR IN CONNECTION WITH, RELATING TO, OR BASED UPON ANY TRANSACTION DOCUMENT OR THE SUBJECT MATTER THEREOF, (II) AGREES THAT SUCH COURTS SHALL BE THE SOLE AND EXCLUSIVE COURTS AND FORUMS FOR THE PURPOSE OF ANY SUCH ACTION AND
(III) WAIVES AND AGREES NOT TO ASSERT, AS A DEFENSE OR OTHERWISE, IN ANY SUCH ACTION, ANY CLAIM THAT SUCH COURTS DO NOT HAVE JURISDICTION OVER IT OR THAT SUCH ACTION IS BROUGHT IN AN INCONVENIENT FORUM; PROVIDED, HOWEVER, THAT NOTHING CONTAINED HEREIN SHALL LIMIT, IN ANY MANNER, THE RIGHT OF THE LENDER TO INSTITUTE OR TAKE ANY ACTION IN ANY COURT IN ANY JURISDICTION FOR THE PURPOSE OF PROTECTING, PRESERVING OR REALIZING UPON ANY COLLATERAL, IF ANY, SECURING THE DEBT OR ENFORCING ANY JUDGMENT OBTAINED BY IT IN CONNECTION WITH ANY TRANSACTION DOCUMENT OR THE SUBJECT MATTER THEREOF. EACH OF THE GENERAL PARTNER, THE BORROWER AND THE LENDER HEREBY WAIVES, TO THE EXTENT PERMITTED BY APPLICABLE LAW, ALL RIGHTS TO TRIAL BY JURY IN ANY ACTION ARISING OUT OF, UNDER, OR IN CONNECTION WITH, RELATING TO, OR BASED UPON ANY TRANSACTION DOCUMENT OR THE SUBJECT MATTER THEREOF, AND AGREES THAT PROCESS IN ANY SUCH ACTION, IN ADDITION TO ANY OTHER METHOD PERMITTED BY LAW, MAY BE SERVED UPON IT BY REGISTERED OR CERTIFIED MAIL, RETURN RECEIPT REQUESTED, ADDRESSED TO THE GENERAL PARTNER OR THE BORROWER OR THE LENDER AT THE ADDRESS SET FORTH IN SECTION 9.1 OR AT SUCH OTHER ADDRESS AS THE GENERAL PARTNER OR THE BORROWER OR THE LENDER MAY DESIGNATE BY NOTICE, AND SUCH SERVICE SHALL BE DEEMED EFFECTIVE AS IF PERSONAL SERVICE HAD BEEN MADE UPON IT WITHIN NEW YORK COUNTY.

     Section IX.10. Enforceability. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction. To the extent permitted by applicable law, the Borrower hereby waives any provision of law which renders any provision hereof prohibited or unenforceable in any respect.

     Section IX.11. Conflicting Terms. In the event of any direct conflict between any provision of this Agreement and any provision of any other Transaction Document, this Agreement shall govern; provided, however, that (a) notwithstanding the foregoing, the remedies contained in the Mortgage and any other Transaction Document shall govern in the event of any direct conflict with any remedy contained in this Agreement, and (b) the parties intend that the terms and provisions of each of the Transaction Documents be given full effect, and, accordingly, the provisions of the other Transaction Documents, to the fullest extent possible, shall be construed to be additional and supplementary to, and not in conflict with or in derogation of, the provisions of this Agreement.

     Section IX.12 Relationship of Parties. The relationship of the Borrower to the Lender is strictly and solely that of borrower and lender and mortgagor and mortgagee and nothing contained in any Transaction Document is intended to create, or shall in any event or under any circumstance be construed as creating, a partnership, joint venture, tenancy-in-common, joint tenancy or other relationship of any nature whatsoever between the Borrower and the Lender other than as borrower and lender and mortgagor and mortgagee. The Borrower acknowledges that (a) NACC engages in the business of real estate financings and other real estate transactions and investments which may be viewed as adverse to or competitive with the business of the Borrower or its Affiliates, (b) it is represented by competent counsel and has consulted counsel before executing this Agreement and (c) it shall rely solely on its own judgement and advisors in entering into the transactions contemplated hereby without relying in any manner on any statements, representations or recommendations of NACC or any Affiliate of NACC except as set forth in Section 5.6.

     Section IX.13 Retention of Servicer. The Lender reserves the right to retain the Servicer to act as its agent hereunder with such powers as are specifically delegated to the Servicer by Lender, whether pursuant to the terms of this Agreement, the Pooling and Servicing Agreement used in the Securitization or otherwise, together with such other powers as are reasonably incidental thereto. The Borrower shall pay any reasonable fees and expenses of the Servicer in connection with a defeasance, release of the Property, assumption or modification of the Loan or enforcement of the Transaction Documents.




         IN WITNESS WHEREOF, each of the Borrower and NACC has caused this Agreement to be signed and delivered, all as of the day and year first above written.









                        NOMURA ASSET CAPITAL CORPORATION

                            By: /s/ Robert J. Spinna
                                Robert J. Spinna
                                 Vice President

                         HMA REALTY LIMITED PARTNERSHIP

                   By: HMA-GP, Inc., its sole general partner

                            By: /s/ Patricia K. Brady
                                Patricia K. Brady
                                 Vice President









                                TABLE OF CONTENTS

                                                                            Page

ARTICLE I:                 DEFINITIONS.......................................  1
         Section 1.1                Definitions..............................  1

ARTICLE II:                PROVISIONS CONCERNING THE ACCOUNTS
                              AND PLEDGED PROPERTY........................... 17
         Section 2.1                Cash Management Procedures............... 17
         Section 2.2                Right to Contest......................... 17
         Section 2.3                Defeasance............................... 18
         Section 2.4                Sale of the Property..................... 21
         Section 2.5                Change of Control........................ 21
         Section 2.6                Release after the
                                        Optional Prepayment Date............. 21

ARTICLE III:               PAYMENTS.......................................... 22
         Section 3.1                Payments on the Notes.................... 22
         Section 3.2                Interest................................. 22
         Section 3.3                Payments without Deduction, etc.......... 22
         Section 3.4                Periodic Payments........................ 23
         Section 3.5                Late Payment Charge...................... 23

ARTICLE IV:                DEFAULT; REMEDIES; ENFORCEMENT.................... 24
         Section 4.1A               Events of Default........................ 24
         Section 4.1B               Event of Default Cure.................... 26
         Section 4.2                Remedies................................. 27
         Section 4.3                Remedies Cumulative; Delay or Omission
                                        Not a Waiver......................... 28

ARTICLE V:                 REPRESENTATIONS, WARRANTIES AND COVENANTS......... 28
         Section 5.1                Representations and Warranties
                                        of the Borrower...................... 28
         Section 5.2                Affirmative Covenants.................... 37
         Section 5.3                Negative Covenants....................... 42
         Section 5.3A               General Partner Covenant................. 44
         Section 5.4                Further Assurances....................... 44
         Section 5.5                Representations, Warranties
                                        and Covenants of NACC................ 45
         Section 5.6                Other.................................... 46

ARTICLE VI:                SECURITIZATION.................................... 46
         Section 6.1                Securitization........................... 46

ARTICLE VII:               PAYMENT OF FEES AND EXPENSES; INDEMNIFICATION......48
         Section 7.1                Fees and Expenses........................ 48
         Section 7.2                Indemnification.......................... 50

ARTICLE VIII:              IMMUNITY.......................................... 52
         Section 8.1                Partners, Employees and Agents of the
                                        Borrower Immune from Liability....... 52

ARTICLE IX:                MISCELLANEOUS PROVISIONS.......................... 52
         Section 9.1                Notices.................................. 52
         Section 9.2                Benefit of Agreement..................... 54
         Section 9.3                Governing Law............................ 54
         Section 9.4                Counterparts............................. 54
         Section 9.5                Index, Descriptive Headings.............. 54
         Section 9.6                Amendment or Waiver; Integration......... 55
         Section 9.7                Survival of Representations
                                        and Warranties; Reliance............. 55
         Section 9.8                Returned Payments........................ 55
         SECTION 9.9                JURISDICTION AND SERVICE;
                                        WAIVER OF JURY TRIAL................. 55
         Section 9.10               Enforceability........................... 56
         Section 9.11               Conflicting Terms........................ 56
         Section 9.12               Relationship of Parties.................. 57
         Section 9.13               Retention of Servicer.................... 57

Exhibit A   -   ADA Compliance Work and Deferred Maintenance Work
Exhibit B   -   Cash Management Procedures
Exhibit C   -   Environmental Remediation Work
Exhibit D   -   Permitted Investments
Exhibit E   -   Organizational Structure of the Borrower
Exhibit F   -   Operating Budget
Exhibit G   -   Capital Budget
Exhibit J   -   Rehabilitation Work

Schedule 1  -   Disclosure Report






                                    EXHIBIT B

                           CASH MANAGEMENT PROCEDURES

     Capitalized terms used in this Exhibit shall have the meanings ascribed to them in Schedule I hereto and if not defined therein, in the Management Agreement.

     1. Manager's Account

     1.1 The Manager has established a segregated account for the Property in its name for which accounting of deposits and withdrawals shall be maintained (such account, including any supplements thereto or replacements thereof, the "Manager's Account"). The Manager may also establish segregated accounts for the Property (a) from which payments for alcoholic beverages purchased for the Hotel are made, (b) in which accounts receivable from credit card companies are deposited, (c) with respect to which charges for returned checks are made and
(d) into which excess funds not currently needed for Management Expenses are deposited for investment; provided, however, that each such account other than the account referred to in clause (d) shall be a "zero-balance" account except for de minimis amounts retained therein, i.e., at the end of each day the amounts contained therein shall be transferred to the Manager's Account.

     2. Payments of Management Expenses; Remittance to the Borrower

     2.1 The Manager shall deposit into the Manager's Account (or during a Lockbox Period, into the Local Account or Clearing Account), within one full Business Day after the receipt thereof, all Gross Revenues received by the Manager, other than customary amounts of petty cash and amounts in the "house banks" held at the Property, and shall direct all third parties from whom the Borrower has accounts receivable, including, without limitation, credit card companies, but excluding guests who pay by cash or check at the Hotel ("Third Party Payors") to send their payments directly to the Manager's Account; provided, however, that accounts receivables from credit card companies may be deposited in the credit card account referred to in Section 1.1.

     2.2 The Manager's Account shall be controlled by the Manager. Funds on deposit in the Manager's Account shall not be commingled with funds related to any other properties owned or managed by the Manager or any other Person other than the Borrower.

     2.3 From and after the Closing Date, and except during a Lockbox Period, the Manager shall make disbursements for the Property on behalf of the Borrower from funds on deposit in the Manager's Account or from petty cash at the Property to pay Management Expenses (i.e., "Deductions," as such term is defined in the Management Agreement) including, without limitation, to make deposits into the Capital Expenditure and FF&E Reserve Account as required by Section
8.2. Such disbursements may include disbursements to the accounts referred to in clauses (a), (c) and (d) of the second sentence of Section 1.1.

     2.4 On the last Business Day of the first and third week of each Accounting Period commencing with the Accounting Period that begins on January 3, 1998, the Manager shall transfer cash from the Manager's Account (relating to the prior Accounting Period's Operating Profit) to the Deposit Account for application by the Servicer on the next Debt Service Payment Date. The amount of cash transferred from the Manager's Account on or before the last Business Day of the first week in each Accounting Period will be equal to 50% of the estimated Operating Profit for the immediately preceding Accounting Period. The amount of cash transferred from the Manager's Account on or before the last Business Day of the third week in each Accounting Period (the "Operating Profit Payment Date") will be an amount equal to the Operating Profit as of the end of the immediately preceding Accounting Period, calculated on a cumulative basis (taking into account previous transfers). Such transfer shall be effected by federal wire, automated clearing house funds, or other transfer of next-day available funds, to the Deposit Account; provided, however, that any such transfer made within five days prior to a Debt Service Payment Date shall be made by federal wire of immediately available funds. The date of the first transfer provided for herein shall be February 6, 1998 and shall relate to the Operating Profit for the Accounting Period that begins on January 3, 1998. On or before the last Business Day of the fourth week in each Accounting Period, the Borrower will provide to the Lender a statement setting forth the calculation of the amount of Operating Profit transferred to the Deposit Account with respect to the immediately preceding Accounting Period and certifying that the correct amount has been transferred.

     3. [Omitted]

     4. Deposit Account

     4.1 On or before the Closing Date, the Servicer shall establish and maintain one or more segregated accounts in its name on behalf of the Lender (collectively the "Deposit Account"), which must be Eligible Accounts, into which all amounts received by the Servicer from the Manager's Account (and, during a Lockbox Period from the Clearing Account and any other account functioning as a lockbox account), and all other funds of the Borrower (other than funds held in the Capital Expenditure and FF&E Reserve Account and the Rehabilitation Account) held as security for the Loan shall be deposited. On a monthly basis, the Servicer shall provide to the Manager and the Borrower such information relating to the transactions in the Deposit Account as the Manager or the Borrower shall reasonably request, including, without limitation, the amounts deposited in the Deposit Account from the Manager's Account and all transactions during a Lockbox Period.

     4.2 From time to time, the Servicer will establish one or more segregated subaccounts of the Deposit Account into which (a) Insurance Proceeds held by the Lender in accordance with Section 13 of the Mortgage, the text of which is set forth in Schedule II hereto, shall be deposited, (b) certain payments of Condemnation Proceeds held by the Lender pursuant to Section 14 of the Mortgage, the text of which is set forth in Schedule II hereto, shall be deposited, (c) the tax and insurance escrows required by Section 6 shall be deposited, and (d) the amounts in the Debt Service Reserve Account required by Section 5 shall be deposited. All Condemnation Proceeds and Insurance Proceeds (except Condemnation Proceeds and Insurance Proceeds that the Borrower is permitted to retain under the terms of the Mortgage) shall be deposited into the appropriate subaccount to be disbursed by the Servicer in the manner contemplated by the Mortgage.

     4.3 On each Debt Service Payment Date up to and including the Optional Prepayment Date, except during a Lockbox Period, withdrawals from the Deposit Account (excluding amounts held in escrow, reserve, or other subaccounts, which shall be withdrawn and applied solely for the purposes for which such subaccounts are maintained) shall be made by the Servicer only for the following purposes and in the following order of priority:

     (A) (i) if the Securitization has been effected, to transfer funds to the Collection Account (as such term is defined in the Pooling and Servicing Agreement used in the Securitization) in the amount needed to pay (y) first, the fees, costs and expenses (together, the "Servicing Expenses") to be paid or reimbursed by the Borrower pursuant to the provisions of clauses (v) and (vi) of
Section 7.1(a) of the Loan Agreement, the text of which is set forth in Schedule II hereto, to the parties entitled thereto and (z) next, to the extent that the payments called for under this clause (i) have not been received by the Servicer from or with respect to U.S. Obligations held by the Servicer pursuant to
Section 2.3 of the Loan Agreement, the text of which is set forth in Schedule II hereto (the "U.S. Obligations"), (a) first, the interest at the Base Rate or Default Rate, as applicable, then due and payable under the Note, (b) next, the Principal Payment then due and payable under the Note, and (c) next, any other Debt then due and payable to the Lender (items (a) and (b) with respect to the Note hereinafter, the "Monthly Debt Service Payment");

     (ii) if the Securitization has not been effected, to pay (y) first, the Servicing Expenses and (z) next, to the extent that the payments called for under this clause (ii) have not been received by the Servicer from or with respect to U.S. Obligations held by the Servicer pursuant to Section 2.3 of the Loan Agreement, (a) first, the Monthly Debt Service Payment, and (b) next, any other Debt then due and payable to the Lender;

     (B) if required under the terms of Section 6, to transfer amounts necessary to fund the escrow accounts maintained by the Servicer for real estate taxes and insurance premiums;

     (C) to fund any shortfall in the Debt Service Reserve Account in the amount required under Section 5;

     (D) to fund any shortfall in the Capital Expenditure and FF&E Reserve Account in the amount required under Section 8.2;

     (D1) to deposit into the FF&E Reserve Account (as such term is referred to in Section 8.1) an amount equal to any Excess Contributions (as such term is defined in the SNDA);

     (E) to remit to the Manager any funds to which the Manager is entitled pursuant to the provisions of the Management Agreement and any other agreement between the Borrower and the Manager, including, without limitation, for the payment of amounts then due and payable on each loan made by the Manager to the Borrower (a "Manager Loan") and accrued and unpaid interest thereon; and

     (F) subject to Section 6.6 hereof, so long as no Event of Default has occurred and is continuing, to remit to the Borrower any funds remaining in the Deposit Account to be applied in accordance with the provisions of the Partnership Agreement.

     In making the distributions specified in clauses (D) and (E) above, the Servicer shall rely conclusively on written instructions that the Manager shall provide at least one Business Day prior to the Debt Service Payment Date (with copies to the Borrower) as to the amounts to be paid and compliance with the provisions of the documents named therein. The Servicer shall have no duty to recompute, recalculate, or verify the data contained in such instructions or information and shall incur no liability to the Borrower or the Manager if the Servicer disburses funds in accordance therewith.

     4.4 Until the Note has been Paid in Full, unless the procedures set forth in Section 7 apply, on each Debt Service Payment Date after the Optional Prepayment Date withdrawals from the Deposit Account (excluding amounts held in escrow, reserve, or other subaccounts, which shall be withdrawn and applied solely for the purposes for which such subaccounts are maintained) shall be made by the Servicer only for the following purposes and in the following order of priority:

     (A) (i) if the Securitization has been effected, to transfer funds to the Collection Account in the amount needed to pay (x) first, the Servicing Expenses, (y) next, the Monthly Debt Service Payment, and (z) next, any other Debt then due and payable to the Lender (other than pursuant to the provision of clause (H) below);

     (ii) if the Securitization has not been effected, to pay (x) first, the Servicing Expenses, (y) next, the Monthly Debt Service Payment, and (z) next, any other Debt then due and payable to the Lender (other than pursuant to the provisions of clause (H) below);

     (B) if required under the terms of Section 6, to transfer amounts necessary to fund the escrow accounts maintained by the Servicer for real estate taxes and insurance premiums;

     (C) to fund any shortfall in the Debt Service Reserve Account in the amount required under Section 5;

     (D) to fund any shortfall in the Capital Expenditure and FF&E Reserve Account in the amount required under Section 8.2;

     (E) to remit to the  Manager  any funds to which the  Manager  is  entitled pursuant to the provisions of the Management Agreement (which are not Deductions) to be applied to (i) first, repayment of all amounts then due and payable with respect to each Manager Loan and accrued and unpaid interest thereon; provided, however, that for such purpose the principal balance of each Manager Loan and accrued and unpaid interest thereon shall be amortized on a five year straight line basis, from the later of (x) the date funds were advanced or (y) the Optional Prepayment Date and (ii) next, payment of Incentive Management Fees earned in the then current Fiscal Year, until all amounts then due and payable in respect of the foregoing have been paid in full;

     (F) to remit to the Borrower the lesser of (x) the aggregate amount of payments for, or reserves created for payment for, administrative expenses of the Borrower with respect to the Fiscal Year in which such Debt Service Payment Date occurs not previously remitted to the Borrower pursuant to the provisions of this clause (F)(x) and (y) $300,000 for the Fiscal Year ending December 31, 1998, which amount shall be increased by the CPI Percentage for each Fiscal Year thereafter;

     (G) to remit to the Manager such amount, as may be agreed upon by the Borrower, the Manager and the Lender, that the Manager has advised the Lender will be necessary to effect repairs, alterations, improvements, renewals or replacements, the cost of which is to be borne by the Borrower pursuant to
Section 8.03 of the Management Agreement; and

     (H) subject to the provisions of Section 6.6 hereof, to the extent of Excess Cash Flow, for each of the Operating Profit Payment Dates occurring during the period from and including the eleventh (11th) day of the calendar month immediately preceding such Debt Service Payment Date to and including the tenth (10th) day of the calendar month in which such Debt Service Payment Date occurs, (a) first, to prepayment of each Principal Payment required to be made on such Debt Service Payment Date, in inverse order of maturity, until the principal of the Note has been paid in full, and (b) next, to payment of the difference, if any, between, (y) the sum of (i) interest accrued and unpaid on the Note calculated at the Adjusted Rate and (ii) interest on such accrued and unpaid amount at the Adjusted Rate and (z) interest at the Base rate paid on such Debt Service Payment Date pursuant to clause (A) of this Section 4.4.

     At such time as the Note has been Paid In Full,  the  Servicer  shall remit
(a) to the Manager, for application consistent with the Management Agreement, any funds remaining in the Deposit Account (including subaccounts thereof, subject to the exception set forth in (b) below), the Capital Expenditure and FF&E Reserve Account and the Rehabilitation Account and (b) to the Borrower, any funds remaining in the Debt Service Reserve Account.

     In making the distributions and payments  specified in clauses (D), (E) and
(G) above, the Servicer shall rely conclusively on written instructions that the Manager shall provide at least one Business Day prior to the Debt Service Payment Date (with copies to the Borrower) as to the amounts to be paid and compliance with the provisions of the documents named therein. In making the distributions specified in clause (F) and (H) above, the Servicer shall rely conclusively on written instructions that the General Partner shall provide at least one Business Day prior to such Debt Service Payment Date (with copies to the Borrower) as to the amounts to be paid. The Servicer shall have no duty to recompute, recalculate, or verify the data contained in such instructions or information and shall incur no liability to the Borrower or the Manager if the Servicer disburses funds in accordance therewith.

     5. Debt Service Reserve Account

     The Servicer shall maintain, as a sub-account of the Deposit Account, an account (the "Debt Service Reserve Account") to be used by the Servicer to pay the Monthly Debt Service Payment if the amounts available from (a) Operating Profit transmitted by the Manager to the Servicer pursuant to Section 2.4 or
Section 7.9.2, as applicable, and (b) U.S. Obligations held by the Servicer pursuant to Section 2.3 of the Loan Agreement are insufficient for such purpose.

     On the Closing Date, the Borrower has deposited in the Debt Service Reserve Account an amount equal to three months' Monthly Debt Service Payments, one of which has been deposited as set forth in Section 6.8. Thereafter, the Debt Service Reserve Account shall be funded in accordance with Sections 4.3(C), 4.4(C) and 7.9.1 to an amount equal to twice the Monthly Debt Service Payment in effect from time to time.

     6. Single Downgrade Procedures

     In addition to the other procedures set forth in this Exhibit, the procedures set forth in this Section 6 shall apply during each period, if any, from time to time, (a) beginning with the first day of the first full Accounting Period following such time as (i) the long-term senior unsecured debt of MII (the "MII Debt") is rated BBB+ by S&P, unless a Lockbox Event has occurred and is continuing, in which event the procedures in Section 7 shall apply, and (ii) the Servicer delivers a notice to the Manager and the Borrower that such procedures are in effect and (b) ending on the date set forth in Section 6.7. The Borrower will notify the Servicer and the Lender promptly after becoming aware of the event described above.

     6.1 The Servicer will maintain escrow accounts, as subaccounts of the Deposit Account, for payments of the next succeeding payments of all insurance premiums (including property, liability, and other insurance, but not including workers compensation insurance) and real estate taxes coming due for the Property. The escrow accounts will be funded (i) upon commencement of these procedures, by transfers from the Manager's Account to the Deposit Account of amounts previously deducted by the Manager for payment of future insurance premiums and real estate taxes for the Property, but not expended and (ii) thereafter, from cash in the Deposit Account on each Debt Service Payment Date in accordance with Sections 4.3(B) and 4.4(B) (or otherwise by funds provided by the Borrower or by the Manager pursuant to Section 12.5), such that the balance in each escrow account is equal, with respect to each tax payment or insurance premium owing with respect to the Property, to the product of (x) the amount of such next payment or premium (or, the most recent payment or premium if the amount of the next payment or premium is unknown) times (y) a fraction, the numerator of which is the number of whole Accounting Periods since the date of the last payment of the applicable tax or premium and the denominator of which is the number of whole Accounting Periods from the date of the last payment of the applicable tax or premium to the date of the next payment of such tax or premium. With regard to any insurance obtained for the Property from the blanket insurance program of the Manager or its Affiliates, the premiums shall be the Property's allocable share of insurance premiums and such premiums shall be paid directly to the Manager when due out of such escrows or other funds in the Deposit Account or provided by the Borrower.

     6.2 Provided that the necessary invoices or bills have been provided timely to the Servicer by the Manager or the Borrower, the Servicer shall pay directly all real estate taxes and insurance premiums with respect to which escrows have been established prior to the imposition of any fine, penalty, interest or other cost for non-payment from the amounts held in such escrows or, if such amounts are insufficient, from amounts available in the Deposit Account or additional funds provided by the Borrower (or by the Manager pursuant to Section 12.5) and the Manager shall be relieved of any such obligation. The Borrower and/or the Manager shall promptly send all such invoices or bills to the Servicer. Upon acceleration of the maturity of the Note following an Event of Default, the Lender shall be entitled to apply the funds held in such escrows (other than escrows for payment of liability insurance premiums) to payment of the Note.

     6.3 [Omitted]

     6.4 During any period when the procedures set forth in this Section 6 apply, the amounts of Operating Profit remitted by the Manager to the Deposit Account pursuant to Section 2.4 shall be calculated without deduction for any taxes or premiums referred to in Section 6.1.

     6.5 [Omitted]

     6.6 The Borrower shall deposit into the Debt Service Reserve Account an amount equal to the Monthly Debt Service Payment then in effect such that at the end of such period, the Debt Service Reserve Account will contain an amount equal to three times the Monthly Debt Service Payment then in effect; provided, however, that the Borrower shall be deemed to be in compliance with the provisions of this Section 6.6 if the Borrower delivers an irrevocable direction to the Servicer to deposit such amount out of (y) prior to the Optional Prepayment Date, all amounts payable to the Borrower pursuant to Sections 4.3(F) and 7.9.3(C) hereof and (z) after the Optional Prepayment Date, amounts available immediately prior to the application of excess cash flow pursuant to the provisions of (i) Sections 4.4(H) and 7.10(E) but after amounts are paid to the Manager pursuant to Sections 4.4(E) and 4.4(G) and 7.10(B) and 7.10(D).

     6.7 Beginning with the first full Accounting Period following such time as the MII Debt is rated at least A- by S&P, (i) the Borrower will no longer be required to maintain the escrow accounts described in Section 6.1 and all amounts then held in such escrow accounts will be transferred to the Manager's Account pursuant to the Manager's instructions and thereafter the Manager will be responsible for paying real estate taxes and insurance premiums in accordance with the terms of the Management Agreement and (ii) all amounts then held in the Debt Service Reserve Account in excess of two Monthly Debt Service Payments will be returned to the Borrower.

     6.8 The procedures set forth in Section 6 are applicable on the date hereof since the MII Debt is rated BBB+ by S&P; provided, however, that on the Closing Date, the Borrower has deposited an amount equal to the Monthly Debt Service Payment into the Debt Service Reserve Account as provided for in Section 6.6.

     7. Lockbox

     A "Lockbox Event" shall occur at any time or times if (a) (i) any of the MII Cash Management Conditions are not satisfied or (ii) S&P does not rate the MII Debt at least BBB+ or (iii) either (x) at any time after July 11, 1998, S&P rates the MII Debt at least A- and the Debt Service Reserve Account contains less than one Monthly Debt Service Payment in effect at such time or (y) at any time after February 11, 1999, S&P rates the MII Debt BBB+ and the Debt Service Reserve Account contains less than two Monthly Debt Service Payments in effect at such time and (z) in each of cases (x) and (y) above, the Borrower (or the Manager pursuant to Section 12.5) does not fund the shortfall in the Debt Service Reserve Account within fifteen days of notice to such effect from the Servicer to the Borrower and the Manager and (b) the Servicer delivers a notice to the Manager and the Borrower that the procedures described in this Section 7 are in effect. If a Lockbox Event occurs, such procedures shall apply in lieu of the procedures set forth in Sections 2, 4.3, 4.4 and 6 during the period, as provided below, beginning no later than the later of (A) two weeks after the date on which the Servicer delivers the notice described in subclause (b) above and (B) 120 days after the Closing Date, and continuing thereafter until the first day of the first full Accounting Period after (i) each of the MII Cash Management Conditions is again satisfied, (ii) S&P rates the MII Debt at least BBB+, and (iii) either (y) if S&P rates the MII Debt at least A-, the Debt Service Reserve Account contains at least two Monthly Debt Service Payments then in effect or (z) if S&P rates the MII Debt BBB+, the Debt Service Reserve Account contains at least three Monthly Debt Service Payments then in effect (any such period, a "Lockbox Period"). The Servicer shall advise the Manager and Borrower when the procedures set forth in this Section 7 are no longer in effect. The Borrower will notify the Lender and the Servicer promptly after becoming aware that a Lockbox Event has occurred.

     7.1 [Omitted]

     7.2 The following transition procedures will apply after a Lockbox Event:

     7.2.1 As soon as possible but, in any event, not later than 7 Business Days after the occurrence of a Lockbox Event, if the Manager's Account is an Eligible Account, the Manager shall change the name on the Manager's Account to the Servicer.

     7.2.2 Not later than two weeks after the occurrence of a Lockbox Event, provided that the Operating Account has been established for the Property pursuant to Section 7.9, a lockbox account (the "Clearing Account") will be established for the Property pursuant to the Lender's standard clearing account agreement (pursuant to which the Lender or its designee shall agree to comply with the provisions of these Cash Management Procedures) as a segregated account in the name of the Servicer on behalf of the Lender, into which Gross Revenues will be deposited and, with respect to the Manager's Account that does not become the Clearing Account, funds from the Local Account will be transferred during the Lockbox Period pursuant to Section 7.3.2. The Manager may also establish the accounts described in clauses (a), (c) and (d) of the second sentence of Section 1.1. The Clearing Account shall be an Eligible Account and shall be the same account as the Manager's Account or a newly established Eligible Account, subject to the following:

     (i) if the Manager's Account is an Eligible Account or if the Manager's Account is not an Eligible Account and the Manager determines after consultation with the Lender or if the Securitization has occurred, with the Rating Agencies, that the Manager's Account can become the Clearing Account, then the Manager's Account shall become the Clearing Account. The Servicer on behalf of the Lender will have sole control over the Clearing Account.

     (ii) If the Manager's Account is not an Eligible Account and the Manager is unable to so determine that the Manager's Account can become the Clearing Account, then the Servicer shall open a new Eligible Account to be the Clearing Account and will convert the Manager's Account into a lockbox account, in the name of the Servicer over which the Servicer on behalf of the Lender will have sole control.

     (iii) If the Manager determines, in its good faith reasonable judgment after due inquiry, that LaSalle National Bank or any other bank suggested by the Servicer appears capable of putting in place within the Transition Period the systems required to service the Manager's cash management needs and LaSalle National Bank or such other suggested bank then meets the requirements for establishing an Eligible Account, then the Manager shall select such bank to hold the Clearing Account.

     7.3 If the Manager's Account does not become the Clearing Account, the transition procedures described in this Section 7.3 will apply to the Property for a period (the "Transition Period") of up to 120 days after the beginning of the Lockbox Period:

     7.3.1 The Manager will notify Third Party Payors in their billing statements or otherwise that all payments owing to the Borrower thereafter should be sent to the Clearing Account. The Manager will work diligently with Third Party Payors to enable them to send their payments to the Clearing Account at the earliest reasonably practicable date. During the Transition Period, Third Party Payors may continue to send their payments to the Manager's Account. Any amounts received into the Manager's Account during the Lockbox Period will be transferred by the Servicer, within one Business Day of receipt, to the Deposit Account. Within 60 days after the beginning of the Lockbox Period, the Manager shall deliver a report to the Borrower, and shall provide copies thereof to the Lender or, after the Securitization, the Lender and each Rating Agency, regarding the status of the transition to the new cash management procedures, and upon the request of NACC or, after the Securitization, the Lender or a Rating Agency, shall provide up to two additional reports (no more frequently than 30 days after the prior report) regarding the status thereof.

     7.3.2 The Manager shall be entitled to establish, from time to time, a segregated account in its name or the name under which the Property operates, which is not required to be an Eligible Account, at a financial institution located in the vicinity of the Property (the "Local Account"), solely for the purpose of receiving deposits of Gross Revenues, other than payments from credit card companies, received by the Manager. Funds on deposit in the Local Account shall not be commingled with funds related to any other properties owned or managed by the Manager or any other Person. Once the Clearing Account is established, the Manager shall transfer daily, by federal wire, automated clearing house funds, or other transfer of next-day available funds, to the Clearing Account, all available funds held on deposit in the Local Account less customary amounts needed for petty cash and the "house banks" held at the Property; provided, however, that (a) the amounts shall not exceed $150,000 (subject to adjustment at the end of each Fiscal Year for increases in the CPI Percentage) and (b) such amount shall be increased, by agreement of the Borrower, the Manager and the Lender, if the Property shall be expanded to increase the number of rooms contained therein.

     7.4 [Omitted]

     7.5 [Omitted]

     7.6 [Omitted]

     7.7 Any funds received by the Borrower or the Manager during a Lockbox Period and not yet deposited into the Clearing Account shall irrevocably be deemed to be held in trust for the benefit of the Lender and (other than receipts received at the Property and held as petty cash) shall immediately upon receipt (and in no event later than one full Business Day after receipt) be deposited by the Borrower or the Manager, as applicable, into the Clearing Account. Funds on deposit in the Clearing Account shall not be commingled with funds related to any other properties owned or managed by the Manager or any other Person.

     7.8 During a Lockbox Period, the Servicer shall maintain escrow accounts, as subaccounts of the Deposit Account, for prepayments of the next succeeding payments of all insurance premiums and real estate taxes, as described in
Section 6. During a Lockbox Period, provided that the necessary invoices or bills have been provided timely to the Servicer by the Manager or the Borrower, the Servicer will pay directly all real estate taxes and insurance premiums with respect to which escrows have been established prior to the imposition of any fine, penalty, interest or other cost for non-payment from the amounts held in such escrows or, if such amounts are insufficient, from amounts available in the Deposit Account or additional funds provided by the Borrower, and the Manager will be relieved of any such obligation. The Borrower and/or the Manager shall promptly send all such invoices or bills to the Servicer. Upon acceleration of the maturity of the Note following an Event of Default, the Lender shall be entitled to apply all of the funds held in such escrows (other than escrows for payment of liability insurance premiums) to payment of the Note.

     7.9 Prior to commencement of a Lockbox Period, the Servicer will establish a segregated account (the "Operating Account"), in its name on behalf of the Lender, which shall be an Eligible Account at a bank selected by the Manager and reasonably acceptable to the Lender. If the Manager determines, in its good faith reasonable judgment after due inquiry, that LaSalle National Bank or any other bank suggested by the Servicer appears capable of putting in place the systems required to service the Manager's cash management needs and LaSalle National Bank or such other suggested bank then meets the requirements of an Eligible Account, then the Manager shall select such bank to hold the Operating Account. At the beginning of the Lockbox Period, the Manager shall transfer, by immediately available funds, to the Operating Account, all funds of the Borrower then held in the Manager's Account, less (i) amounts required to cover outstanding checks, which the Servicer shall honor, and (ii) amounts which the Servicer advises the Manager are required to be applied for the purposes set forth in First, Second, Third and Fourth of Section 7.9.1. Subject to the foregoing, the Manager shall transfer to the Deposit Account, by immediately available funds, the amounts advised by the Servicer to be so required for application by the Servicer for such purposes under clause (ii) above. The Manager will have the authority to write checks on, and make other transfers from, the Operating Account for (i) payment of Management Expenses (i.e., "Deductions," as such term is defined in the Management Agreement) (excluding real estate taxes and insurance premiums with respect to which escrows are being maintained by the Servicer), (ii) making deposits into the Capital Expenditure and FF&E Reserve Account as required by Section 8.2 and (iii) repayment of Direct Manager Funds provided pursuant to the provisions of Section 12.5 and
(iv) making payments for expenditures on furniture, fixtures and equipment. The Manager may also disburse funds from Operating Account to the segregated accounts provided for in clauses (a), (c) and (d) of Section 1.1 in accordance with the provisions thereof. Within 20 days following the end of each Accounting Period ending after funds are first deposited into the Operating Account, the Manager will be required to certify that all prior expenditures from the Operating Account have been for Management Expenses (excluding real estate taxes and insurance premiums with respect to which escrows are being maintained) or for the purposes specified in the immediately preceding sentence and that, to the best of the Manager's knowledge, there are no accounts payable, either singly or in the aggregate, of the Property with an unpaid balance of more than $250,000 that are more than 60 days past due (unless payment is being contested in good faith in accordance with Section 2.2 of the Loan Agreement, the text of which is set forth in Schedule II hereto), except as otherwise stated with an explanation therefor.

     7.9.1 During a Lockbox Period all Gross Revenues that are received in cash in the Clearing Account shall be transferred to subaccounts of the Deposit Account within one Business Day after receipt thereof and together with any Direct Manager Funds received in the Deposit Account pursuant to the provisions of Section 12.5, shall be applied by the Servicer on such Business Day in the following order of priority, and to the extent of available funds; provided, however, that the Servicer shall give the Manager three Business Days' notice of its intention to apply Gross Revenues for the purpose set forth in paragraph
Second:

     First:  to fund the tax and  insurance  escrows in the amount  specified in
Section 6 above (to the extent the balance of any such escrows is insufficient);

     Second: to fund the Debt Service Reserve Account until the balance in such Account equals twice the Monthly Debt Service Payment in effect at such time;

     Third: to fund any shortfall in the Capital Expenditure and FF&E Reserve Account in accordance with Section 8.2 until the balance in such Account equals the amount required to be deposited therein; and

     Fourth: after the balances in the escrow accounts, the Debt Service Reserve Account and the Capital Expenditure and FF&E Reserve Account described in First, Second and Third are at the required levels, the remaining Gross Revenues will be transferred by the Servicer from the Deposit Account to the Operating Account as directed by the Manager.

     In making the funding and payment specified in Third above, the Servicer shall rely conclusively on written instructions that the Manager shall provide at such times as the Servicer shall request (with copies to the Borrower) as to the amounts to be funded. The Servicer shall have no duty to recompute, recalculate, or verify the information contained in such instructions and shall incur no liability to the Borrower or the Manager if the Servicer disburses funds in accordance therewith.

     7.9.2 At least one Business Day prior to each Debt Service Payment Date, the Manager will transfer from the Operating Account to the Deposit Account, by immediately available funds, an amount equal to the Operating Profit (subtracting any amount that was transferred during the applicable period to the Debt Service Reserve Account pursuant to Section 7.9.1 (Second) instead of the Operating Account) for each Accounting Period ended at least three weeks prior to such Debt Service Payment Date with respect to which the Manager has not theretofore transferred such Operating Profit.

     7.9.3 On each Debt Service Payment Date up to and including the Optional Prepayment Date, withdrawals (a) from the Deposit Account in the amount of (and not exceeding) the Operating Profit transferred to the Deposit Account by the Manager pursuant to Section 7.9.2 with respect to such Debt Service Payment Date, and (b) where required for the purpose of clause (A) below, from the Debt Service Reserve Account, shall be made by the Servicer only for the following purposes and in the following order of priority (excluding amounts held in escrow, reserve, or other subaccounts, which shall be withdrawn and applied solely for the purposes for which such subaccounts are maintained):

     (A) (i) if the Securitization has been effected, to transfer funds to the Collection Account in the amount needed to pay (y) first, the Servicing Expenses and (z) next, to the extent that the payments called for under this clause (i) have not been received by the Servicer from or with respect to U.S. Obligations held by the Servicer pursuant to Section 2.3 of the Loan Agreement, (a) first, the Monthly Debt Service Payment, and (b) next, any other Debt then due and payable to the Lender;

     (ii) if the Securitization has not been effected, to pay (y) first, the Servicing Expenses and (z) next, to the extent that the payments called for under this clause (ii) have not been received by the Servicer from or with respect to U.S. Obligations held by the Servicer pursuant to Section 2.3 of the Loan Agreement, (a) first, the Monthly Debt Service Payment, and (b) next, any other Debt then due and payable to the Lender;

     (B) to remit to the Manager that portion of any remainder of such Operating Profit to which the Manager is entitled pursuant to the provisions of the Management Agreement and any other agreement between the Borrower and the Manager, including, without limitation, for the payment of amounts due and payable on each Manager Loan and accrued and unpaid interest thereon; and

     (B1) to deposit into the FF&E Reserve Account an amount equal to any Excess Contributions (as such term is defined in the SNDA);

     (C) subject to the provisions of Section 7.13 hereof, so long as no Event of Default has occurred and is continuing, to remit to the Borrower the remainder of such Operating Profit to be applied in accordance with the provisions of the Partnership Agreement.

     In making the distributions specified in clause (B) above, the Servicer shall rely conclusively on written instructions that the Manager shall provide at least one Business Day prior to the Debt Service Payment Date (with copies to the Borrower) as to the amounts to be paid and compliance with the provisions of the documents named therein. The Servicer shall have no duty to recompute, recalculate, or verify the data contained in such instructions or information and shall incur no liability to the Borrower or the Manager if the Servicer disburses funds in accordance therewith.

     7.10 Until the Note has been Paid in Full, on each Debt Service Payment Date after the Optional Prepayment Date, withdrawals from (a) the Deposit Account in the amount of (and not exceeding) the Operating Profit transferred to the Deposit Account by the Manager pursuant to Section 7.9.2 with respect to such Debt Service Payment Date, and (b) where required for the purposes of clause (A) below, from the Debt Service Reserve Account, shall be made by the Servicer only for the following purposes and in the following order of priority (excluding amounts held in escrow, reserve, or other subaccounts, which shall be withdrawn and applied solely for the purposes for which such subaccounts are maintained):

     (A) (i) if the Securitization has been effected, to transfer funds to the Collection Account in the amount needed to pay (x) first, the Servicing Expenses, (y) next, the Monthly Debt Service Payment, and (z) next, any other Debt then due and payable to the Lender (other than pursuant to the provisions of clause (E) below;

     (ii) if the Securitization has not been effected, to pay (x) first, the Servicing Expenses, (y) next, the Monthly Debt Service Payment, and (z) next, any other Debt then due and payable to the Lender (other than pursuant to the provisions of clause (E) below;

     (B) to remit to the Manager, to be applied to (i) first, repayment of all amounts then due and payable with respect to each Manager Loan and accrued and unpaid interest thereon; provided, however, that for such purpose the principal balance of each Manager Loan and accrued and unpaid interest thereon shall be amortized on a five year straight line basis, from the later of (x) the date funds were advanced, or (y) the Optional Prepayment Date and (ii) payment of Incentive Management Fees earned in the then current Fiscal Year until all amounts then due and payable in respect of the foregoing have been paid in full;

     (C) to remit to the Borrower the lesser of (x) the aggregate amount of payments for, or reserves created for payment for, administrative expenses of the Borrower with respect to the Fiscal Year in which such Debt Service Payment Date occurs not previously remitted to the Borrower pursuant to the provisions of this clause (C)(i) and (y) $300,000 for such Fiscal Year ending December 31, 1998, which amount shall be increased by the CPI Percentage for each Fiscal Year thereafter;

     (D) to remit to the Manager such amount, as may be agreed upon by the Borrower and the Lender, that the Manager has advised the Lender will be necessary to effect repairs, alterations, improvements, renewals or replacements, the cost of which is to be borne by the Borrower pursuant to
Section 8.03 of the Management Agreement;

     (E) subject to the provisions of Section 7.13 hereof, to the extent of Excess Cash Flow, in each case for each of the Operating Profit Payment Dates occurring during the period from and including the eleventh (11th) day of the calendar month immediately preceding such Debt Service Payment Date to and including the tenth (10th) day of the calendar month in which such Debt Service Payment Date occurs, (a) first, to prepayment of each Principal Payment in inverse order of maturity, until the principal of the Note has been paid in full, and (b) next, to payment of the difference, if any, between (y) the sum of
(i) interest  accrued and unpaid on the Note calculated at the Adjusted Rate and
(ii) interest on such accrued and unpaid amount at the Adjusted Rate and (z) interest at the Base Rate paid on each Debt Service Payment Date pursuant to clause (A) of this Section 7.10.

     At such time as the Note has been Paid In Full,  the  Servicer  shall remit
(a) to the Manager, for application consistent with the Management Agreement, any funds remaining in the Deposit Account (including subaccounts thereof, subject to the exception set forth in (b) below), the Operating Account, the Clearing Account, the Capital Expenditure and FF&E Reserve Account and the Rehabilitation Account, and (b) to the Borrower, any funds remaining in the Debt Service Reserve Account.

     In making the distributions and payments specified in clauses (B) and (D) above, the Servicer shall rely conclusively on written instructions that the Manager shall provide at least one Business Day prior to the Debt Service Payment Date (with copies to the Borrower) as to the amounts to be paid and compliance with the provisions of the documents named therein. In making the distributions specified in clauses (C) and (E) above, the Servicer shall rely conclusively on written instructions that the General Partner shall provide at least one Business Day prior to the Debt Service Payment Date (with copies to the Manager) as to the amounts to be paid. The Servicer shall have no duty to recompute, recalculate, or verify the data contained in such instructions or information and shall incur no liability to the Borrower or the Manager if the Servicer disburses funds in accordance therewith.

     7.11 At such time as the Lockbox Period terminates and until a further Lockbox Event occurs, the Manager shall have the option of reinstating the cash management procedures set forth in Sections 2, 4.3, 4.4 and 6 (as applicable) by notice to the Lender, the Servicer, the Borrower, and if NACC is not the Lender, NACC, and all funds then held in the Operating Account shall be transferred to the Clearing Account and the Clearing Account will be changed to the Manager's Account and unless the provisions of Section 6 apply, all funds held in the real estate tax and insurance escrows shall be transferred to the Manager's Account.

     7.12 If an entity that is an Affiliate of MII or MII itself is not the manager of the Property, the Borrower shall take such action as may be required to ensure that the procedures set forth in Section 7, to the maximum extent possible, are followed by a replacement manager at the Property. In any event, the Borrower shall ensure that credit card companies continue to send payments directly to the Clearing Account.

     7.13 The requirements set forth in Section 6.6 to deposit an additional Monthly Debt Service Payment into the Debt Service Reserve Account are hereby incorporated by reference except that the obligation to make such deposit set forth therein shall commence on the date the Servicer delivers a notice to the Manager and the Borrower that the lockbox procedures are in effect, as provided for in the preamble to Section 7. If a Lockbox Period terminates pursuant to the provisions of the preamble to Section 7 prior to the completion of such obligation, the requirement to make such deposit shall continue in effect.

     8. Capital Expenditure and FF&E Reserve Account; Rehabilitation Account

     8.1 On or before the Closing Date, the Servicer shall establish and maintain two segregated subaccounts of the Deposit Account for the Property, both of which shall be Eligible Accounts, in its name on behalf of the Lender at LaSalle National Bank (individually, the "FF&E Reserve Account" or the "Capital Expenditure Account"; together the "Capital Expenditure and FF&E Reserve Accounts"). On the Closing Date, there shall be deposited by the Manager in the FF&E Reserve Account the amounts set forth below under "FF&E Reserve Deposit" (i.e., the existing balances in the FF&E Reserve, as such term is defined in the Management Agreement, less amounts required to cover outstanding checks) will be deposited by the Manager. On the Closing Date, there shall be deposited by the Borrower in the Capital Expenditure Account the amounts set forth below for the Property for ADA Compliance Work, Environmental Remediation Work and Deferred Maintenance Work (collectively, the "Work").

FF&E Reserve        ADA Compliance           Environmental       Deferred
  Deposit                Work              Remediation Work   Maintenance Work
$2,755,380.19        $19,812.50                 $3,500         $10,132,937.50

     8.2 On or before the date three weeks after the end of each Accounting Period, the Manager on behalf of the Borrower shall make deposits directly into the FF&E Reserve Account in an amount equal to the difference between (i) the percentage contribution of Gross Revenues for such Accounting Period as may be required from time to time under the Management Agreement to be made to the FF&E Reserve referred to therein and (ii) the Capital and FF&E Expenditures for such Accounting Period; provided, however, that the amounts set forth in clause (a) of Section 8.1 shall not be credited towards the Manager's obligation to make the deposits provided for in this Section 8.2. Within 75 days after the end of each Fiscal Year, amounts deposited into the FF&E Reserve Account during such Fiscal Year shall be adjusted to ensure that the aggregate amount of all deposits made into the FF&E Reserve Account during such Fiscal Year is equal to the amount required to have been deposited therein in accordance with this
Section 8.2. Any shortfall in the FF&E Reserve Account on the date such adjustment is computed based on such percentage shall be funded into the FF&E Reserve Account from amounts that otherwise would be distributed to the Borrower from the Deposit Account at the end of the month in which such adjustment is computed, and any overages shall be transferred from the FF&E Reserve Account to the Deposit Account on such date.

     8.3 So long as each of the MII Cash Management Conditions shall remain satisfied, the Manager will be permitted to request withdrawals of funds from the Capital Expenditure and FF&E Reserve Accounts once each week (or more frequently in the case of an Emergency Expenditure, as certified by the Manager to the Lender), based on its reasonable estimate of upcoming, near-term expenditures for Capital and FF&E Expenditures, such Emergency Expenditure and Work and, to the extent permitted by the Management Agreement, for expenditures ("Additional Capital Expenditures") set forth in an approved Building Estimate as such term is defined in the Management Agreement. Each such request shall specify whether the withdrawal shall be made for the FF&E Reserve Account or the Capital Expenditure Account. Each such request shall be deemed, without any further action being required, a certification by the Manager to the Servicer that (i) withdrawals made from the Capital Expenditure and FF&E Reserve Accounts during the preceding Accounting Period were necessary for the aforesaid purposes (and to the extent the same were used for Additional Capital Expenditures, that the applicable provisions of the Management Agreement have been complied with),
(ii) all funds that it previously has withdrawn from the Capital Expenditure and FF&E Reserve Accounts (other than amounts being retained for reasonably estimated future Capital and FF&E Expenditures) have been used to pay Capital and FF&E Expenditures, Work, or subject to the foregoing provisions of this
Section 8.3, Additional Capital Expenditures, and (iii) that, to the Best Knowledge of the Manager, there are no accounts payable for Capital and FF&E Expenditures or Work with an unpaid balance of more than, either singly or in the aggregate, $250,000 that are more than 60 days past due (unless payment is being contested in good faith in accordance with Section 2.2 of the Loan Agreement, as set forth in Schedule II), except as otherwise stated with an explanation therefor. If, to the Best Knowledge of the Manager, any such account payable is more than 60 days past due (other than for the reason specified in the preceding sentence), the Manager shall inform the Lender of such fact concurrently with a request for funds. The Manager will not be required to obtain approval of the Lender or any other Person for individual expenditures, except as otherwise required by the Management Agreement. Upon the request of the Lender in writing, the Manager or the Borrower will provide a detailed written accounting of expenditures for Capital and FF&E Expenditures, Work, Emergency Expenditures and Additional Capital Expenditures, in a form customarily maintained by the Manager in the ordinary course of business.

     8.4 During a Lockbox Period,  in addition to the  requirements set forth in
Section 8.3, each request for a withdrawal of funds from the Capital Expenditure and FF&E Reserve Accounts shall be accompanied by (a) a certificate of the Manager verifying that (i) the amounts requested are to pay for Capital and FF&E Expenditures, Emergency Expenditures, Additional Capital Expenditures, or Work,
(ii) all funds that it previously has withdrawn from the Capital Expenditure and FF&E Reserve Accounts (other than amounts being retained for reasonably estimated future Capital and FF&E Expenditures) have been used to pay Capital and FF&E Expenditures, or Work, and (iii) that, to the Best Knowledge of the Manager, there are no accounts payable for Capital and FF&E Expenditures, Emergency Expenditures, Additional Capital Expenditures or Work with an unpaid balance of more than, either singly or in the aggregate, $250,000 that are more than 60 days past due (unless payment is being contested in good faith in accordance with Section 2.2 of the Loan Agreement, as set forth in Schedule II), except as otherwise stated with an explanation therefor, and (b) a schedule setting forth the names of the payees and amounts to be paid out of the proceeds of such disbursement. The Manager will not be required to obtain approval of the Lender or any other Person for individual expenditures, except as otherwise required by the Management Agreement.

     8.5 On or before the Closing Date, the Servicer shall establish and maintain a segregated subaccount of the Deposit Account for the Property, which shall be an Eligible Account, in its name on behalf of the Lender at LaSalle National Bank (the "Rehabilitation Account"), into which there will be deposited $7,500,000 for Rehabilitation Work.

     8.6 So long as each of the MII Cash Management Conditions shall remain satisfied, the Manager will be permitted to request withdrawals of funds from the Rehabilitation Account once each week based on its reasonable estimate of upcoming, near-term expenditures for Rehabilitation Work. The Manager will be required to certify within 20 days of the end of each Accounting Period to the Lender that (i) withdrawals made from the Rehabilitation Account during the preceding Accounting Period were necessary to pay for Rehabilitation Work, (ii) all funds that it previously has withdrawn from the Rehabilitation Account have been used to pay for Rehabilitation Work, and (iii) that, to the Best Knowledge of the Manager, there are no accounts payable for Property for Rehabilitation Work with an unpaid balance of more than, either singly or in the aggregate, $250,000 that are more than 60 days past due (unless payment is being contested in good faith in accordance with Section 2.2 of the Loan Agreement, as set forth in Schedule II), except as otherwise stated with an explanation therefor. If, to the Best Knowledge of the Manager, any such account payable is more than 60 days past due (other than for the reason specified in the preceding sentence), the Manager shall inform the Lender of such fact concurrently with a request for funds. The Manager shall not be required to obtain approval of the Lender or any other Person for individual expenditures for Rehabilitation Work, except as otherwise required by the Management Agreement. Upon the request of the Lender in writing, the Manager or the Borrower will provide a detailed written accounting of expenditures for Rehabilitation Work in a form customarily maintained by the Manager in the ordinary course of business.

     8.7 During a Lockbox Period,  in addition to the  requirements set forth in
Section 8.6, each request for a withdrawal of funds from the Rehabilitation Account shall be accompanied by (a) a certificate of the Manager verifying that
(i) the amounts requested are to pay for Rehabilitation Work, (ii) all funds that it previously has withdrawn from the Rehabilitation Account have been used to pay Rehabilitation Work, and (iii) that, to the Best Knowledge of the Manager, there are no accounts payable for Rehabilitation Work with an unpaid balance of more than, either singly or in the aggregate, $250,000 that are more than 60 days past due (unless payment is being contested in good faith in accordance with Section 2.2 of the Loan Agreement, as set forth in Schedule II), except as otherwise stated with an explanation therefor, and (b) a schedule setting forth the names of the payees and amounts to be paid out of the proceeds of such withdrawal. The Manager shall not be required to obtain approval of the Lender or any other Person for individual expenditures for Rehabilitation Work, except as otherwise required by the Management Agreement.

     8.8 Upon the receipt of a request from the Manager for a disbursement from the Capital Expenditure and FF&E Reserve Accounts or Rehabilitation Account, the Servicer shall disburse the requested amount to the Manager or at the Manager's direction by automated clearing house funds or by Federal wire on the same day for requests made no later than 11:00 a.m. on any Business Day or on the next Business Day for requests made after such time on any Business Day, to be held in the name of the Manager for payment of Capital and FF&E Expenditures, Emergency Expenditures, Additional Capital Expenditures, Work or Rehabilitation Work.

     9. Security for Loan

     The funds on deposit in the Clearing Account, the Capital Expenditure and FF&E Reserve Account, the Rehabilitation Account, the Operating Account, and the Deposit Account and each subaccount thereof, and all Permitted Investments thereof, are pledged to the Lender as further security for the Loan pursuant to the Security Agreement and the Collateral Account Agreement. The authority of the Manager to pay Management Expenses in the manner set forth in this Exhibit shall not be terminated, unless the Management Agreement shall have been terminated and until all Management Expenses incurred or contracted for prior to or as a result of such termination have been paid or an amount sufficient to pay such expenses is set aside in a reserve. Unless and until the Management Agreement is terminated and all expenses relating to Capital and FF&E Expenditures and Rehabilitation Work made or contracted for prior to termination have been paid in full, or an amount sufficient to pay such expenses has been set aside in a reserve, (a) the Lender shall not freeze or otherwise restrict the ability of the Manager to obtain disbursements of funds from the Capital Expenditure and FF&E Reserve Accounts and Rehabilitation Account in accordance with Section 8 or apply funds on deposit in the Capital Expenditure and FF&E Reserve Accounts and Rehabilitation Account to repayment of the Note and (b) the right of the Manager to direct the expenditure of funds in the Capital Expenditure and FF&E Reserve Accounts and the Rehabilitation Account in accordance with the procedures set forth in Section 8 shall not be terminated unless otherwise agreed by the Lender and the Manager.

     10. Investment of Funds in Accounts

     The Borrower shall have the right to instruct the Servicer to invest funds, if any, in the Deposit Account, the Capital Expenditure and FF&E Reserve Accounts and the Rehabilitation Account at the risk of and for the benefit of the Borrower, in Permitted Investments.

     11. Notice of New Accounts

     The Manager shall notify the Lender in writing of the account name and account numbers of the Manager's Account, and of each supplemental or replacement account established by the Manager from time to time in connection with the Property and the institution in which each such Account is maintained. The Manager shall not change the Manager's Account without obtaining the consent of the Lender, which shall not be unreasonably withheld and shall be granted if a supplemental or replacement account is an Eligible Account. If the Manager's Account shall be changed, or any new Manager's Account shall be opened, by the Manager or the Borrower, the Manager or the Borrower, as the case may be, shall send a notice to the Lender, specifying the new or changed Manager's Account and any Manager's Account replaced thereby.

     12. General

     12.1 The Lender shall cause the Manager and the Borrower to have access to information each Business Day regarding activity and balances and source of receipts in the Deposit Account and all subaccounts thereof, the Capital Expenditure and FF&E Reserve Accounts, the Rehabilitation Account, the Operating Account, and the Clearing Account.

     12.2 Unless the context specifies otherwise, transfers of funds held in any Account that are required by this Agreement shall require only the transfer of available funds.

     12.3 Once each Accounting Period, the Manager will certify to the Lender that, to its Best Knowledge, it has complied with the cash management procedures set forth in this Exhibit in all material respects.

     12.4 [Intentionally omitted]

     12.5 For the purposes of these Cash Management Procedures, the Manager may transfer funds to the Deposit Account and the Capital Expenditure and FF&E Reserve Accounts to be applied in the same manner as the Operating Profit or Gross Revenues, as applicable, is to be applied pursuant to the provisions of Sections 4.3, 4.4, 7.9.1, 7.9.3 and 7.10. Such transfers are sometimes herein referred to as "Direct Manager Funds."







                                 LOAN AGREEMENT

                                                                      Schedule I

     Section I.1 Definitions. For all purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires:

     (a) the terms defined in this Section have the meanings assigned to them in this Section, and include the plural as well as the singular;

     (b) the words "herein," "hereof," "hereto" and "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular Article, Section or other subdivision;

     (c)  all  references  to any  agreement  or  instrument  shall  be to  that agreement  or  instrument  as  in  effect  from  time  to  time,  including  any amendments, consolidations, replacements, restatements, modifications and supplements thereto;

     (d) all terms defined in this Section with reference to the Cash Management Procedures shall continue in effect after the termination of such Cash Management Procedures in accordance with the terms thereof;

     (e) all references to "Section(s)" and "Exhibit(s)" shall mean the Section(s) of and Exhibit(s) annexed to this Agreement unless expressly stated to be Section(s) or Exhibit(s) of the Cash Management Procedures; and

     (f) certain terms defined in this Section appear only in this Agreement and not in the Cash Management Procedures and vice versa.

     "Accounting Period" means, initially, each accounting period of four consecutive weeks having the same beginning and ending dates as the Manager's corresponding four week accounting periods, except that the last Accounting Period in a Fiscal Year may be longer than four consecutive weeks when and to the extent necessary to conform the accounting system to the calendar, or if the accounting year on the basis of which the Hotel is operated changed to a calendar year or a conventional 365-day fiscal year, "Accounting Period" shall mean each calendar month in such fiscal year.

     "Accounting Quarter" means, initially, three (or, in the case of the last Accounting Quarter in any Fiscal Year, four) consecutive Accounting Periods, ending on the last day of the third, sixth, ninth and last Accounting Period in each Fiscal Year, or, if the accounting year on the basis of which the Hotel is operated is changed to a calendar year or a conventional 365-day fiscal year, "Accounting Quarter" shall mean each of the fiscal quarters in such fiscal year (i.e., there shall be four consecutive Accounting Quarters of three months each).

     "Action"  means  any  action,   suit,  claim,   arbitration,   governmental
investigation or other proceeding.

     "ADA Compliance Work" means the repairs, improvements and replacements to the Property to be made to comply with the Americans with Disabilities Act of 1990, as amended from time to time, in the amounts more particularly described on Exhibit A annexed hereto.

     "Additional Capital Expenditures" has the meaning set forth in Section 8.3 of the Cash Management Procedures.

     "Adjusted Rate" means the per annum rate of interest that is the greater of
(xx) the Base Rate plus 2% and (yy) the yield as of the Optional Prepayment Date, calculated by linear interpolation (rounded to three decimal places), of the yields of United States Treasury Constant Maturities with terms (one longer and one shorter) most nearly approximating those of U.S. Obligations having maturities as close as possible to the thirteenth anniversary of the Optional Prepayment Date, as determined by the Lender on the basis of Federal Reserve Statistical Release H.15-Selected Interest Rates under the heading U.S. Governmental Securities/Treasury Constant Maturities, or other recognized source of financial market information selected by the Lender in each case on the last Business Day of the week immediately prior to the Optional Prepayment Date, plus 3.75%.

     "Affiliate" means, with respect to any Person, any Person which controls, is controlled by or is under common control with, such Person, including, without limitation, (a) any officer or director of any of the foregoing and (b) any partner, member or shareholder that controls any of the foregoing, and "control" shall mean ownership of more than twenty-five percent (25%) of all of the voting stock of a corporation or more than twenty-five percent (25%) of all of the legal and beneficial interests in any other entity or the possession of the power, directly or indirectly, to direct or cause the direction of the management and policy of a corporation or other entity, whether through the ownership of voting securities, common directors or officers, the contractual right to manage the business affairs of such entity, or otherwise.

     "Agreement" means this Loan Agreement.

     "Annual Plan" has the meaning set forth in Section 5.2(d)(vi).

     "Bankruptcy Custodian" has the meaning set forth in Section 4.1A(g)(A)(2).

     "Base Rate" means 7.40% per annum.

     "Base Rate Interest" means interest on the Notes at the Base Rate or the Default Rate, as applicable, then due and payable for the applicable Debt Service Period.

     "Best Knowledge" means with respect to any provision, knowledge or information obtained by the Borrower or any officer or director of the General Partner other than the Independent Director.

     "Borrower" means HMA Realty Limited Partnership.

     "Business Day" means a day on which banks are open for business in New York, New York.

     "Capital Budget" has the meaning set forth in Section 5.2(d)(vi).

     "Capital   Expenditure  and  FF&E  Reserve  Accounts"  means  the  accounts established pursuant to Section 8.1 of the Cash Management Procedures.

     "Capital and FF&E Expenditures" means the expenditures of amounts for the purpose of the FF&E Reserve, as such term in defined in the Management Agreement.

     "Cash Management Procedures" means the provisions of Exhibit B.

     "Change of Control" means any Grant of (i) the capital stock in the General Partner, (ii) the general partnership interest in the Borrower, (iii) any limited partnership interest in the Borrower or (iv) an interest in a limited partner of the Borrower such that as a result of such transfers and any other such transfers prior to the date of determination, any person other than Host Marriott, Ivy Street Hotel Limited Partnership or Atlanta Marriott Marquis II Limited Partnership directly or indirectly, holds more than 51% of the capital stock in the General Partner or 51% of the partnership interests in the Borrower.

     "Clearing Account" has the meaning set forth in Section 7.2.2 of the Cash Management Procedures.

     "Closing Date" means the date of execution and delivery of this Agreement.

     "Condemnation Proceeds" has the meaning set forth in the Mortgage.

     "DCR" means Duff & Phelps Credit Rating Co.

     "Debt" means the obligations of the Borrower under the Transaction Documents, together with all interest thereon, and all other sums, including, without limitation, fees, expenses, commissions, premiums and indemnities, which may or shall become due under any of the Transaction Documents, including the costs and expenses of enforcing any provision of the Transaction Documents that may be reimbursable thereunder.

     "Debt Service Payment Date" means the 11th day of each calendar month or if in any month the 11th day is not a Business Day, the Debt Service Payment Date for such month shall be the first Business Day thereafter.

     "Debt  Service  Period"  means the period from and  including  the eleventh
(11th) day of the month immediately preceding each Debt Service Payment Date to and including the tenth (10th) day of the month in which such Debt Service Payment Date occurs.

     "Debt Service Reserve Account" has the meaning set forth in Section 5 of the Cash Management Procedures.

     "Default Rate" means a rate per annum equal to the lesser of (aa) two percent (2%) above the Base Rate or Adjusted Rate, as applicable, compounded monthly, and (bb) the maximum rate allowed by law.

     "Defeasance Collateral" has the meaning set forth in Section 2.3(a)(iv)(A).

     "Defeasance Deposit" has the meaning set forth in Section 2.3(e).

     "Defeasance Security Agreement" has the meaning set forth in Section 2.3(a)(iv)(A).

     "Deferred   Maintenance   Work"  means  the   repairs,   improvements   and
replacements to the Property in the amounts more particularly described on Exhibit A hereto.

     "Deposit Account" means the account established and held by the Servicer pursuant to Section 4.1 of the Cash Management Procedures.

     "Direct Manager Funds" has the meaning set forth in Section 12.5 of the Cash Management Procedures.

     "Disclosure Report" means the schedule annexed hereto as Schedule 1.

     "Eligible Account" means either (i) an account maintained with a federal or state chartered depository institution or trust company, (a) if the funds therein are to be retained for more than 30 days, the long-term unsecured debt obligations of which (or, in the case of a depository institution or trust company that is the principal subsidiary of a holding company, the long-term unsecured debt obligations of the holding company of which) are rated by each Rating Agency in one of its two highest rating categories (or such other ratings as will not result in the rating of any of the Securities being reduced below their respective ratings on the date determination is to be made and as to which the Rating Agencies may otherwise agree) at the time of the deposit therein, or
(b) if the funds therein are to be retained for less than 30 days, the short-term unsecured debt obligations of such depository institution or trust company (or, in the case of a depository institution or trust company that is the principal subsidiary of a holding company, the short-term unsecured debt obligations of the holding company of which), as the case may be, are rated not lower than A-1+ by S&P or the equivalent rating of the other Rating Agencies, or
(ii) a segregated trust account maintained with the trust department of a federal or state chartered depository institution or trust company acting in its fiduciary capacity, provided that such account is subject to fiduciary funds on deposit regulations (or internal guidelines) substantially similar to 12 C.F.R. '9.10(b), or (iii) after the Securitization, an account in any other insured depository institution reasonably acceptable to the Servicer and the Trustee, so long as prior to the establishment of an account in any such other depository institution each of the Rating Agencies shall have delivered a Rating Comfort Letter with respect thereto.

     "Emergency Expenditures" means expenditures arising in the event of an emergency arising out of a fire or other casualty at the Hotel or other events, circumstances or conditions which give rise to safety or life threatening situations, to the extent such expenditures are necessary to protect the safety or welfare of guests and employees or to protect against further property damage to the Hotel.

     "Entities" has the meaning set forth in Section 6.1(b).

     "Environmental Indemnity Agreement" means the environmental indemnity agreement, dated the Closing Date, from the Borrower to NACC.

     "Environmental Laws" has the meaning set forth in the Environmental Indemnity Agreement.

     "Environmental Remediation Work" means the actions taken with respect to the Property set forth on Exhibit C.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and the rules and regulations promulgated thereunder.

     "ERISA Affiliate" means all members of a controlled group of corporations and all trades and businesses (whether or not incorporated) under common control and all other entities which, together with the Borrower, are treated as a single employer under any or all of Sections 414(b), (c), (m) or
(o) of the IRC.

     "Event of Default" has the meaning set forth in Section 4.1A.

     "Excess Cash Flow" means, for the period of determination, the difference between (i) Net Operating Income and (ii) the sum of (A) the Monthly Debt Service Payments, (B) other Debt then due and payable to the Lender (other than payments required under Section 3.4(d)), and (C) withdrawals from the Deposit Account applied for the purposes set forth in clauses (E), (F) and (G) of
Section 4.4 of the Cash Management Procedures or, if Section 7.10 of the Cash Management Procedures is applicable, clauses (B), (C) and (D) thereof.

     "Expense Deposit" has the meaning set forth in Section 7.1(c).

     "Fiscal Year" means January 1 of each year through and including December 31 of such year except that, for purposes of calculating the Debt Service Coverage Ratio or any other calculation requiring reference to Gross Revenues, Net Operating Income or other amounts calculated with reference to the Accounting Periods, "Fiscal Year" shall mean the fiscal year of the Manager, as defined in the Management Agreement.

     "GAAP" means generally accepted accounting principles in the United States of America (as such principles may change from time to time) applied on a consistent basis (except for changes in application in which the Borrower's independent certified public accountants concur), both as to classification of items and amounts.

     "General Partner" means HMA-GP, Inc., a Delaware corporation.

     "Governmental Authority" means any court, agency, authority, board (including, without limitation, environmental protection, planning and zoning), bureau, commission, department, office or instrumentality of any nature whatsoever of any governmental or quasi-governmental unit of the United States or the state, county or city where the Property is located or any political subdivision of any of the foregoing, whether now or hereafter in existence, or any officer or official thereof, having jurisdiction over the Borrower or the General Partner or the Property or any portion thereof.

     "Grant" means any sale, conveyance, transfer, lease (including any amendment, extension, modification, waiver or renewal thereof), assignment, mortgage, pledge, grant of a security interest or hypothecation, whether by law or otherwise.

     "Gross Revenues" shall mean all revenues and receipts of every kind derived from operating the Hotel and parts thereof, including, but not limited to: income (from both cash and credit transactions), before commissions and discounts for prompt or cash payments, from rental of rooms, stores, offices, meeting, exhibit or sales space of every kind; license, lease and concession fees and rentals (not including gross receipts of licensees, lessees and concessionaires); income from vending machines; health club membership fees; food and beverage sales; sales of merchandise (other than proceeds from the sale of FF&E no longer necessary to the operation of the Hotel, which shall be deposited in the FF&E Reserve Account as set forth in Section 8.02D of the Management Agreement); service charges, to the extent not distributed to the employees at the Hotel as, or in lieu of, gratuities; and proceeds, if any, from business interruption or other loss of income insurance; provided, however, the Gross Revenues shall not include the following: gratuities to Hotel employees; federal, state or municipal excise, sales, use or similar taxes collected directly from patrons or guests or included as part of the sales price of any goods or services; insurance proceeds (other than proceeds from business interruption or other loss of income insurance); condemnation proceeds (other than for a temporary taking); any proceeds from any sale of the Hotel or from the refinancing of any debt encumbering the Hotel; proceeds from the disposition of FF&E no longer necessary for the operation of the Hotel; interest which accrues on amounts deposited in either the FF&E Reserve or any escrow accounts which are established in accordance with Section 13.01 C of the Management Agreement; or Cure Payments (as such term is defined in the Management Agreement).

     "Host Marriott" means Host Marriott Corporation, a Delaware corporation.

     "Hotel" means the Atlanta Marriott Marquis Hotel located at 265 Peachtree Center Avenue, Atlanta, Georgia.

     "Impositions" has the meaning set forth in the Mortgage.

     "Indebtedness" means for any Person (a) obligations for borrowed money (including, without limitation, in the case of the Borrower, the Debt), (b) obligations under letters of credit, (c) obligations relating to Purchase Money Security Interests, (d) obligations, whether or not assumed, secured by Liens or payable out of the proceeds or production from property now owned by such Person, (e) obligations for trade credit or acceptances incurred in the ordinary course of business which are 60 days past due, and (f) obligations of another Person of the type set forth in clauses (a) through (e) above which such Person has guaranteed or in respect of which such Person is liable, contingently or otherwise, including, without limitation, by way of agreement to purchase property or services, to provide funds to or otherwise invest in such other Person, or otherwise to assure a creditor of such other Person against loss.

     "Indemnified Parties" shall have the meaning set forth in Section 7.2(a).

     "Independent Director" means a person reasonably satisfactory to the Lender who is not at the time of such individual's appointment as a director, and has not been during the preceding five years, (i) an officer, director, employee, partner, stockholder or beneficial-interest holder of the General Partner or the Borrower; (ii) an officer, director, employee, partner, member, beneficial-interest holder or stockholder of any Affiliate (as defined below) of the General Partner or the Borrower; (iii) a customer of or supplier to the Borrower or any Affiliate thereof (other than a hotel guest or a customer or supplier that does not derive more than 10% of its revenues from its activities with the Borrower or any Affiliate thereof); or (iv) a spouse, parent, sibling, or child of any person described in (i), (ii), or (iii); provided, however, that a person shall not be deemed to be a director of an Affiliate solely by reason of such person being a director of a single-purpose entity which would otherwise be deemed an Affiliate. For the purpose of this definition alone, "Affiliate" means any person or entity (i) which owns beneficially, directly or indirectly, more than 10 percent of the outstanding shares of the common stock of the General Partner or which is otherwise in control of the General Partner, (ii) of which more than 10% of the outstanding voting securities are owned beneficially, directly or indirectly, by any person or entity described in clause (i) above, or (iii) which is controlled by, or under common control with, any person or entity described in clause (i) above; the terms "control" and "controlled by" shall have the meanings assigned to them in Rule 405 under the Securities Act of 1933.

     "Insolvency Law" has the meaning set forth in Section 4.1A(g)(A)(1).

     "Insurance Proceeds" has the meaning set forth in the Mortgage.

     "Insurance Requirements" means all terms of any insurance policy required by the Mortgage covering or applicable to a particular Property or any part thereof and all requirements of the insurance carrier, all as more fully described in such Mortgage.

     "IRC" means the Internal Revenue Code of 1986, as amended from time to time, and the rules and regulations promulgated thereunder, or any successor statute(s).

     "Legal Requirements" has the meaning set forth in the Mortgage.

     "Lien" means any security interest, mortgage, pledge, lien, restriction on transferability, claim, charge, encumbrance, title retention agreement or analogous instrument, in, of or on the Property or any of them.

     "Lender" means NACC and its assigns and successors.

     "Loan" means the loan evidenced by the Notes.

     "Local Account" has the meaning set forth in Section 7.3 of the Cash Management Procedures.

     "Lockbox Event" has the meaning set forth in Section 7 of the Cash Management Procedures.

     "Lockbox Period" has the meaning set forth in Section 7 of the Cash Management Procedures.

     "Management Agreement" means the Management Agreement dated January 3, 1998 as amended by the SNDA, and any other management agreement entered into by the Borrower as required or permitted herein.

     "Management Expenses" means, for the Hotel, (a) the cost of sales including salaries, wages, employee benefits, Employee Claims (as such term is defined in the Management Agreement), payroll taxes and other costs related to Hotel employees; (b) departmental expenses, administrative and general expenses and the cost of hotel advertising and business promotion; the cost of heat, light, power and water; and the cost of routine repairs, maintenance and minor alterations treated as Deductions under Section 8.01 of the Management Agreement; (c) the cost of Inventories and Fixed Asset Supplies (as such terms are defined in the Management Agreement) consumed in the operation of the Hotel;
(d) a reasonable reserve for uncollectible accounts receivable as determined by the Manager; (e) all reasonable costs and fees of independent professionals or other third parties who are retained by Manager to perform services required or permitted under the Management Agreement; (f) the cost and expense of technical consultants and operational experts, including Affiliates (as such term is defined in the Management Agreement) of the Manager, for specialized services in connection with non-routine Hotel work; (g) the Base Management Fee (as such term is defined in the Management Agreement); (h) the Hotel's pro rata share of costs and expenses incurred by the Manager or its Affiliates in providing Chain Services (as defined in the Management Agreement); (i) the Hotel's pro rata share of costs and expenses incurred in connection with sales, advertising and/or promotional programs developed for or within the Marriott Hotel System (as such term is defined in the Management Agreement), where such costs and expenses are not deducted as either departmental expenses under clause (b) above or as Chain Services under clause (h) above; (j) insurance costs and expenses in
Section 12.04B of the Management Agreement; (k) any amounts transferred into the FF&E Reserve under Section 8.02 of the Management Agreement; (l) license fees and taxes, if any, payable by or assessed against the Manager related to the Management Agreement or to the Manager's operation of the Hotel (exclusive of the Manager's income taxes or franchise taxes) including any Impositions (as such term is defined in the Management Agreement) assessed against the Hotel;
(m) rent payable under any telephone or equipment leases; (n) any reimbursements to the owner of the amount of any Owner Deductions (as such term is defined in the Management Agreement); and (o) such other costs and expenses as are specifically provided for as Deductions in the Management Agreement or are otherwise reasonable necessary for the proper and efficient operation of the Hotel.

     "Manager" means New Marriott MI, Inc. or any entity that is an Affiliate of MII and any property manager appointed as permitted herein.

     "Manager's Account" has the meaning set forth in Section 1.2 of the Cash Management Procedures.

     "Material Adverse Effect" means a material adverse effect on (a) the Borrower's ability to enter into or fulfill its material obligations under the Transaction Documents or to effect the transactions contemplated thereby or (b) a material adverse effect on the condition (financial or otherwise), business, prospects, assets, liabilities, management, financial position or results of operations of the Borrower or the Property.

     "Maturity Date" shall mean the earlier to occur of (1) February 11, 2023 or
(2) such date to which the maturity of the Debt may be accelerated upon an Event of Default or as otherwise provided in any Transaction Document.

     "MII" means Marriott International, Inc., a Delaware corporation, or, at such time as the name of New Marriott MI, Inc. or any entity that succeeds to the business of MII is changed to Marriott International, Inc. as contemplated by the letter dated January 7, 1998 from Marriott International Inc. to Amresco Services, L.P., New Marriott MI, Inc. or such entity.

     "MII Cash Management Conditions" means the following conditions: (i) the Property is managed by the Manager under the Management Agreement and (ii) the Manager is MII or a wholly owned, direct or indirect, subsidiary of MII.

     "MII Debt" has the meaning set forth in Section 6 of the Cash Management Procedures.

     "Monthly  Debt  Service   Payment"  means  with  reference  to  each  Note,
$600,649.08.

     "Mortgage" means, the mortgage, deed of trust or other security instrument creating a first mortgage lien on the Property, dated as of the Closing Date, from the Borrower to or for the benefit of the Lender.

     "NACC" means Nomura Asset Capital Corporation.

     "Net Operating Income" means, in respect of any fiscal period, Gross Revenues less the sum of, without duplication, (A) Management Expenses and (B) Impositions or insurance premiums paid or reserved for payment with respect to the Property.

     "Non-Recourse" means, with respect to the Debt, that the Debt is limited in recourse solely to the Pledged Property and is not guaranteed directly or indirectly by any Partner or the Manager and no Partner or the Manager or any shareholder, member, director, officer, employee or agent of any Partner or the Manager, either directly or indirectly, shall be personally liable in any respect (except to the extent of their respective interests in the Pledged Property) for (i) the payment of any Debt, (ii) the performance of any covenant or obligation under any Transaction Document or (iii) monetary damages for the breach of performance of any covenant or obligation contained in any Transaction Document; provided, however, that in the event of any fraud, material misrepresentation or misappropriation of funds under any Transaction Document or under the Management Agreement, nothing herein or in such other documents shall estop the Lender from prosecuting an Action against the party or parties committing such fraud, misappropriation or material misrepresentation, or misappropriating such funds, or the recipient or beneficiary of such fraud, material misrepresentation or misappropriation, whether or not such party, recipient or beneficiary is the Borrower or a Partner or the Manager, to the extent of losses relating to or arising from such fraud, material misrepresentation or misappropriation of funds under any Transaction Document; provided, further, that the Borrower's obligations in respect of the Environmental Indemnity Agreement and the covenants, indemnities, representations and warranties relating to environmental matters contained in any Transaction Document shall not be Non-Recourse to the Borrower (but shall be Non-Recourse to its Partners other than the General Partner). The foregoing provisions shall not (a) prevent recourse to the Pledged Property or constitute a waiver, release or discharge of any Debt, and the same shall continue until paid or discharged, (b) limit the right of any Person, if required by applicable law, to name the Borrower or any successor or assign of the Borrower as a party defendant in any Action in the exercise of any remedy under any Transaction Document, so long as no judgment seeking the performance of any act requiring the expenditure of money shall be sought against the Borrower or any such successor or assign and so long as any monetary judgment seeking the expenditure of money is payable only from the Pledged Property or (c) impair any right of the Lender to obtain a deficiency judgment against the Borrower or any such successor or assign in any Action where necessary as a matter of law to preserve the rights and remedies of the Lender against the Pledged Property, provided that such deficiency judgment may only be enforced against the Pledged Property. Notwithstanding the foregoing, under no circumstances shall the Debt be recourse to any limited partner of the Partnership in its capacity as such.

     "Notes" means that certain Secured Promissory Note A, dated the Closing Date, from the Borrower to the Lender in the principal amount of $82,000,000 and that certain Secured Promissory Note B, dated the Closing Date, from the Borrower to the Lender in the principal amount of $82,000,000.

     "Officer's Certificate" means a certificate signed by any officer of the General Partner who is authorized to act hereunder on behalf of the Borrower.

     "Operating Account" has the meaning set forth in Section 7.7 of the Cash Management Procedures.

     "Operating Budget" has the meaning set forth in Section 5.2(d)(vi).

     "Operating Profit" has the meaning set forth in the Management Agreement.

     "Operating Profit Payment Date" means the last Business Day of the third week in each Accounting Period.

     "Operational Agreements" means (i) the Management Agreement, (ii) the Property Agreements, (iii) leases of furniture, fixtures and equipment used in connection with the Property and (iv) the respective written or unwritten agreements pursuant to which lessees, tenants or other third parties are occupying any portion of the Property excluding, however, the letting of rooms and other facilities to hotel guests in the ordinary course of business, if any, and any assignment and assumption agreements or other agreements related thereto.

     "Optional Prepayment Date" means February 11, 2010.

     "Paid-in-Full" means at such time as the Debt is not outstanding.

     "Partners" means the limited partners of the Borrower as constituted from time to time and the General Partner, in their capacities as such.

     "Permits"   means   all   permits,   licenses,   certificates,   approvals,
authorizations  and  other  documents  necessary  for  the  construction,   use,
operation or maintenance of the Hotel and the Property.

     "Permitted Exceptions" has the meaning set forth in the Mortgage.

     "Permitted Investments" has the meaning set forth in Exhibit D hereto.

     "Person" means any individual, corporation, partnership, joint venture, association, limited liability company, joint stock company, estate, trust, unincorporated organization or other business entity or Governmental Authority.

     "Plan(s)" means an employee benefit or other plan established or maintained by the Borrower or any ERISA Affiliate or to which the Borrower or any ERISA Affiliate makes or is obligated to make contributions and which is covered by Title IV of ERISA or Section 302 of ERISA or Section 412 of the IRC.

     "Pledged Property" means the Property and the other collateral in which a security interest is being granted pursuant to the Security Documents.

     "Potential Event of Default" means an event which, with the giving of any applicable notice and/or lapse of any applicable time period, would become an Event of Default.

     "Principal Payment" means the difference between the Monthly Debt Service Payment and the Base Rate Interest paid for the applicable Debt Service Period.

     "Property" or means the Hotel or, as the context may require, the fee estate owned by the Borrower therein, including the Borrower's ownership interest in all improvements thereon, fixtures thereto, direct interests therein, and personal property related thereto or included therein; provided, however, that "Property" shall not include any property owned by tenants, guests, licensees or concessionaires of or to the Property.

     "Property Agreements" means all material agreements, contracts and other documents not specifically referred to herein relating to the operation of the Hotel other than agreements for services performed by third parties which services are generally available from other third parties and which agreements can be terminated on not more than 30 days' prior notice without payment of any damages or penalty.

     "Purchase Money Security Interest" means purchase money mortgages or security interests, conditional sale arrangements and other similar security interests on furniture, fixtures or equipment acquired by the Borrower in the ordinary course of business (and not inconsistent with customary industry practices), with the proceeds of the indebtedness secured thereby; provided, however, that (i) any Purchase Money Security Interest shall attach only to the furniture, fixtures or equipment acquired in such transaction (and any proceeds, as defined in the Uniform Commercial Code, thereof), and (ii) such indebtedness shall not exceed the cost of such furniture, fixtures or equipment.

     "Rating Agencies" means one or more of S&P, Fitch Investors Service, Inc., DCR and Moody's Investors Service, Inc. that are, at the time of determination, selected by NACC to rate the Securities.

     "Rating Comfort Letter" a letter from each Rating Agency pursuant to which it confirms that the taking of the action referred to therein will not result in a withdrawal, qualification or downgrade of the then existing ratings of the Securities.

     "Rehabilitation Work" means the repairs, improvements and replacements to the Property as more particularly described on Exhibit J annexed hereto.

     "Release Date" has the meaning set forth in Section 2.3(a)(i).

     "REMIC" has the meaning set forth in Section 2.3(a).

     "Required Amount" has the meaning set forth in Section 8.6 of the Cash Management Procedures.

     "S&P" means Standard & Poor's  Ratings  Group,  a division of  McGraw-Hill,
Inc.

     "Securities" has the meaning set forth in Section 6.1.

     "Securities Act" means the Securities Act of 1933, as amended from time to time, and the rules and regulations of the Securities and Exchange Commission promulgated thereunder.

     "Securitization" has the meaning set forth in Section 6.1.

     "Security Documents" means (a) the Mortgage, (b) the collateral assignment of documents and property rights, dated as of the Closing Date, by the Borrower to the Lender, (c) the assignments of leases, rents and profits, dated as of the Closing Date, by the Borrower to the Lender, (d) the collateral account agreement, dated as of the Closing Date, among the Servicer, the Borrower and the Lender, (e) the Environmental Indemnity Agreement, (f) all Uniform Commercial Code financing statements relating to the Debt and (g) any other documents securing the Debt.

     "Servicer" means any nationally recognized servicer of commercial mortgage loans selected by the Lender and its assigns and successors.

     "Servicing Expenses" has the meaning set forth in Section 4.3(A)(i) of the Cash Management Procedures.

     "SNDA" means the Modification, Subordination and Non-Disturbance Agreement, Estoppel, Assignment and Consent, dated as of the Closing Date, among the Manager, the Borrower and the Lender.

     "Subordinate Debt" means Indebtedness incurred by the Borrower and after February, 2000 that is expressly subordinate in right of payment to the Debt pursuant to the provisions of the Mortgage and with respect to which evidence is provided satisfactory to the Lender that the Debt Service Coverage Ratio on its date of issuance is at least 2.0:1 and if the Securitization has been effected, as to which the Rating Agencies deliver a Rating Comfort Letter. For the purpose of this definition, Debt Service Coverage Ratio means, as of any given date, the ratio of (i) Net Operating Income for the 13 full Accounting Periods for which financial statements are required to be furnished to the Lender pursuant to
Section 5.2(d)(ii) immediately preceding the date of calculation (or 12 Accounting Periods in the case of a calendar year or 365 day Fiscal Year) to
(ii) Debt Service Expense in respect of the 13 full Accounting Periods next succeeding such date (or 12 Accounting Periods in the case of a calendar year or 365 day Fiscal Year). For the purpose of this definition, Debt Service Expense means the aggregate amount of scheduled interest and principal payable on the Notes, the proposed subordinate indebtedness, any other Indebtedness secured by any assets of the Borrower and any outstanding Indebtedness incurred by Ivy Street Hotel Limited Partnership and Atlanta Marriott Marquis II Limited Partnership.

     "Substantive Consolidation Opinion" has the meaning set forth in Section 6.1(b).

     "Successor Entity" has the meaning set forth in Section 2.3(d).

     "Third Party Payors" has the meaning set forth in Section 2.1 of the Cash Management Procedures.

     "Transaction Documents" means this Agreement, the Security Documents, the Notes and all other documents executed and delivered by the Borrower in favor of the Lender in connection with the Loan, including, without limitation, all agreements, instruments and documents pursuant to which the Pledged Property is assigned, collaterally assigned and/or pledged to the Lender hereunder.

     "Transition Period" has the meaning set forth in Section 7.3 of the Cash Management Procedures.

     "Trustee" means the trustee to which NACC assigns its interest in the Transaction Documents in connection with a Securitization.

     "Uncontrollable Circumstances" means circumstances causing delay due to acts of God, governmental restrictions (other than arising from the Borrower's failure to comply with applicable law), enemy acts, civil commotion or other causes beyond the reasonable control of the Borrower.

     "United States" means the United States of America (including the States and the District of Columbia), its territories, its possessions and other areas subject to its jurisdiction.

     "U.S. Obligations" has the meaning set forth in Section 2.3(e).

     "Welfare  Plan"  means an  employee  welfare  benefit  plan,  as defined in
Section 3(1) of ERISA.

     "Work" has the meaning set forth in Section 8.1 of the Cash Management Procedures.

     "Yield Maintenance Premium" shall mean an amount in cash that would be necessary at any date of determination to purchase U.S. Obligations in an amount that would be sufficient, together with U.S. Obligations that could be purchased with the unpaid principal of and accrued interest on the Notes payable to the Lender (i) upon an acceleration of the Notes pursuant to Section 4.2 or (ii) as otherwise provided for in this Agreement, to provide funds at least equal to, but in no event less than, the payments due under the Loan on or prior to, but as close as possible to, all successive Debt Service Payment Dates from and after such date of determination in respect of (i) the remaining Monthly Debt Service Payments that would be required under the Notes through and including the Optional Prepayment Date and (ii) a balloon payment of the outstanding principal balance of the Notes and accrued and unpaid interest as of the Optional Prepayment Date as if such balloon payment were then due and payable.




                                 LOAN AGREEMENT

                                                                     Schedule II

                                   ARTICLE II

             PROVISIONS CONCERNING THE ACCOUNTS AND PLEDGED PROPERTY

     Section II.1 Right to Contest. To the extent consistent with the Mortgage, the Borrower at its expense may contest, by appropriate Action conducted in good faith and with due diligence, the amount or validity or application, in whole or in part, of any Imposition or Lien therefor or any Legal Requirement or Insurance Requirement or the application of any instrument of record affecting the Pledged Property or any part thereof or any claims or judgments of mechanics, materialmen, suppliers or vendors or Liens therefor, and may direct the Manager or the Servicer, as the case may be, to withhold payment of the same pending such Action if permitted by law; provided, however, that (a) in the case of any Impositions or Liens therefor or any claims or judgments of mechanics, materialmen, suppliers or vendors or Liens therefor, such Action shall suspend the enforcement thereof and the accrual of penalties thereon payable by the Borrower, the Manager and the Servicer and otherwise with respect to the Pledged Property, (b) neither the Pledged Property nor any part thereof or interest therein could be in any danger of being sold, forfeited or lost if the Borrower pays the amount or satisfies the condition being contested, and the Borrower would have the opportunity to so pay or satisfy if the Borrower fails to prevail in the contest and (c) in the case of an Insurance Requirement, the failure of the Borrower to comply therewith shall not impair the validity of any insurance required to be maintained by the Borrower under the Mortgage or the right to full payment of any claims thereunder.


     Section II.2 Defeasance

     (a) At any time after the date which is the earlier of (i) two years from the "startup day," within the meaning of Section 860G(a)(9) of the IRC, of one or more "real estate mortgage investment conduits," within the meaning of
Section 860D of the IRC (a "REMIC"), that hold the Notes and (ii) February 11, 2001, but prior in either case to the Optional Prepayment Date, and provided no Event of Default has occurred and is continuing the Borrower may cause the release of the Property from the Lien of the Security Documents by providing the Lender with funds in an amount equal to the Defeasance Deposit, upon the satisfaction of the following conditions:

     (i) not less than 30 days' notice to the Lender specifying a Debt Service Payment Date (the "Release Date") on which the Defeasance Deposit is to be made;

     (ii) the payment to the Lender of accrued and unpaid interest on the principal balance of the Notes to but not including the Release Date and all other Debt due on the Release Date;

     (iii) the payment to the Lender of the Defeasance Deposit; and

     (iv) the delivery to the Lender of:

     (A) a security agreement (the "Defeasance Security Agreement"), in form and substance satisfactory to the Lender, creating a first priority perfected security interest in favor of the Lender in the Defeasance Deposit and the U.S. Obligations purchased with the Defeasance Deposit in accordance with Section 2.6(b) (together, the "Defeasance Collateral");

     (B) form of release of the Property from the Lien of the Security Documents (for execution by the Lender) appropriate for the State of Georgia;

     (C) an Officer's Certificate certifying that the requirements set forth in subsections (a) (ii)-(iv) have been satisfied;

     (D) an opinion of counsel for the Borrower (which may be a "reasoned" opinion), in form and substance satisfactory to the Lender, that (i) the transfer of the Defeasance Collateral in exchange for release of the Property will not constitute an avoidable preference under Section 547 of the United States Bankruptcy Code in the event of a filing of a petition for relief under the United States Bankruptcy Code for or against the Borrower, (ii) the Defeasance Deposit and the Defeasance Collateral has been duly and validly transferred and assigned to the Trustee for the benefit of the holders of the Securities, (iii) the Trustees hold a first priority perfected security interest in the Defeasance Deposit and the Defeasance Collateral for the benefit of such holders, (iv) such transfer will not result in a deemed exchange of the Securities pursuant to Section 1001 of the IRC, (v) such transfer will not, by itself, adversely affect the status of the Securities as indebtedness for federal income tax purposes and (vi) such transfer will not adversely affect the status of the entity holding the Debt as a REMIC (assuming for such purposes that such entity otherwise qualifies as a REMIC and that the Notes were transferred to such REMIC not later than two years prior to the Release Date);

     (E) a certificate of a certified public accountant acceptable to the Lender that the Defeasance Collateral complies with the requirements set forth in subsection (b) below;

     (F) such other certificates, documents or instruments as the Lender may reasonably request; and

     (G) a Rating Comfort Letter.

     (b) The Borrower hereby appoints the Lender as the agent and attorney-in-fact to use the Defeasance Deposit to purchase U.S. Obligations at least equal to, but in no event less than, the payments due under the Loan on or prior to, but as close as possible to, all successive Debt Service Payment Dates from and after the Release Date in respect of (i) the remaining Monthly Debt Service Payments that would be required under the Notes through and including the Optional Prepayment Date and (ii) a balloon payment of the outstanding principal balance of the Notes and accrued and unpaid interest as of the Optional Prepayment Date as if such balloon payment were then due and payable.

     (c) Upon compliance with the requirements of this Section 2.3, the Property shall be released from the Lien of the Security Documents and the U.S. Obligations shall constitute substitute collateral, which shall secure the Debt.

     (d) The Borrower may assign its obligations under the Notes together with the U.S. Obligations to a successor entity (the "Successor Entity") designated by NACC and thereupon be released fully from all obligations relating to the Debt. In such event the opinion of counsel provided for in clause (a)(iv)(D) of this Section 2.3 shall provide that upon such assignment the Defeasance Collateral will not be part of the estate of the Borrower under Section 541 of the United States Bankruptcy Code. NACC shall retain its obligation to designate a Successor Entity notwithstanding the transfer of the Notes unless such obligation is specifically assumed by the transferee. In consideration for the payment of $1,000 by the Borrower, such Successor Entity shall assume the Borrower's obligations under the Notes and the Defeasance Security Agreement, the Borrower shall be relieved of its obligations thereunder and the Debt of the Borrower shall not be deemed outstanding for any purpose of this Agreement. If required by the applicable Rating Agencies, the Borrower shall also deliver or cause to be delivered a Substantive Consolidation Opinion with respect to the Successor Entity in form and substance satisfactory to the Lender and the applicable Rating Agencies.

     (e) "Defeasance Deposit" shall mean the sum of (i) an amount in cash necessary to purchase U.S. Obligations whose cash flows are in an amount sufficient to make the payments required under subsection (b), (ii) any costs and expenses incurred or to be incurred in making such purchase and (iii) any costs and expenses of the Lender associated with a release of the Lien of the Security Documents provided for above and reasonable attorney's fees and expenses; and "U.S. Obligations" shall mean obligations or securities not subject to prepayment, call or early redemption which are direct obligations of, or obligations fully guaranteed as to timely payment by, the United States of America or any agency or instrumentality of the United States of America, the obligations of which are backed by the full faith and credit of the United States of America;

     (f) The Borrower, pursuant to the Defeasance Security Agreement or other appropriate document, shall irrevocably authorize and direct that the payments received from the U.S. Obligations be made directly to the Lender and applied to satisfy the obligations of the Borrower under the Notes. Any portion of the Defeasance Deposit in excess of the amount necessary to purchase the U.S. Obligations required by this Section 2.3(f) and satisfy Borrower's obligations under Section 2.3 shall be remitted to Borrower. Payments from or with respect to U.S. Obligations held by the Lender on the Optional Prepayment Date shall be applied (i) first, to payment of accrued and unpaid interest on the Notes and
(ii) second, to prepayment of the unpaid principal amount of the Notes.




     Section VII.1 Fees and Expenses

     (a) The Borrower shall pay or reimburse NACC and after the Securitization, NACC and the Lender (in each case, without duplication), on demand, without set-off, withholding or deduction, for the payment of all of the reasonable fees, costs and expenses incurred by NACC in connection with the underwriting, negotiation, documentation and closing of the Loan, and the fees, costs and expenses of the following:

     (v) bank charges relating to the operation of the Debt Service Reserve Account, Lockbox Accounts, Capital Expenditure and FF&E Reserve Accounts, Tax and Insurance Account, the Deposit Account and Operating Account;

     (vi) initial and ongoing activity of any special servicer incurred as a result of an Event of Default;






                                    MORTGAGE

     13. Damage to and Destruction of the Mortgaged Property.

     (a) In the event that the Mortgaged Property shall be damaged or destroyed, in whole or in part, by fire or other casualty, whether insured or uninsured, Grantor shall give prompt written notice thereof to Grantee, together with Grantor's best estimate of the cost of restoration (the "Restoration Cost"). Subject to the provisions of this Paragraph 13, Grantor shall restore the Premises to the standard required by Paragraph 12 (a) (vi) of this Security Deed. Grantor shall timely file all claims or proofs of claim so as not to prejudice any claim and, if the Restoration Cost is equal to or greater than an amount (the "Restoration Benchmark") equal to $1,000,000.00, or, irrespective of the Restoration Cost, if an Event of Default exists as of the date of submission of any claims or proofs of claim, and until the Debt has been paid in full, Grantor shall submit copies of all claims or proofs of claim and other submissions to Grantee for the written approval of Grantee prior to any such filing, which approval shall not be unreasonably withheld, conditioned or delayed.

     (b) Provided that no Event of Default exists at the time of settlement, Grantor shall have the right to settle any insurance claim with respect to any casualty where the Restoration Cost is less than the Restoration Benchmark, but shall give prompt written notice of any such claim and settlement to Grantee. In such event, Grantor shall apply the Insurance Proceeds relating to such casualty to restoration, replacement, rebuilding or repair (hereinafter collectively referred to as "Restoration") of the damage to the standard required by Paragraph 12 (a) (vi) hereof.

     (c) If the Restoration Cost equals or exceeds the Restoration Benchmark, and unless Grantor has obtained the release of this Security Deed as a Casualty Event Release (as hereinafter defined) in accordance with the Loan Agreement, Grantee shall have the right to participate in the settlement of all insurance claims relating to such casualty, and all Insurance Proceeds relating to such casualty shall be paid directly to Grantee as their interest may appear, and, after settlement of the claim(s) and subject to Paragraph 13 (d) hereof, such Insurance Proceeds shall be deposited in the subaccount for Insurance Proceeds (as described in Section 4.2 of the Cash Management Procedures) of the Cash Collateral Account (as defined in the Loan Agreement) and advanced to Grantor from time to time (subject to the conditions set forth below) in reimbursement for amounts expended by Grantor or as direct payments to contractors in Restoration of the Mortgaged Property. Upon completion of the entire Restoration and provided no uncured Event of Default exists at the time of payment, Grantee shall pay the remaining amount of the Insurance Proceeds, if any, to Grantor; provided, however, that nothing herein contained shall prevent Grantee from applying at any time the whole or any part of the Insurance Proceeds to the curing of any default under any Transaction Document or to the payment of the Debt in the circumstances set forth in Paragraph 13 (d). Advances of Insurance Proceeds shall be made available to Grantor, no less frequently than monthly, in accordance with the general procedures employed at the time by Grantee in connection with the disbursement of loan proceeds in general by Grantee, including, without limitation, endorsements to each of the Titles Policies insuring the continued first priority lien of this Security Deed against mechanics' liens that may arise out of the Restoration and appropriate certifications from a licensed architect or engineer selected by Grantor subject to the reasonable approval of Grantee (each, an "Architect") that the requested payment is for work completed in accordance with plans and specifications approved by Grantee and that the balance of funds held on deposit after such payment will be sufficient to pay the Restoration Cost (provided, however, that if the Restoration Cost is or is estimated to be less than $1,000,000.00, Grantee will accept a certificate of the officer of the general partner of Grantor certifying to this effect), and evidence satisfactory to Grantee that no liens have been filed for the labor and materials used in connection therewith and that the requested payment will be received in trust, to be applied first to the payment for such labor and materials in amounts which are equal to the percentage of completion attained at the time of such advance, less, in the case of any Restoration in which the original estimated Restoration Cost is $500,000.00 or more, all amounts previously advanced and a holdback of 10% (or such lesser amount as may be customary in the trade in such location or as may be required under the applicable restoration contract, but in no event less than 5% for any contract where a holdback is required), which remaining amounts will be advanced upon full completion of the Restoration as due under the applicable Restoration contract. All Property Insurance Proceeds and other sums deposited with Grantee pursuant to this Paragraph 13 (b), until expended or applied as provided in this Paragraph 13 (b), shall constitute additional security for the Debt and shall be invested in Permitted Investments (as such term is defined in the Loan Agreement) with income thereon inuring to the benefit of Grantor in accordance with the Loan Agreement.

     (d) Notwithstanding the foregoing, if an Event of Default exists or if, in Grantee's reasonable judgment based on professional consultation:

     (i) the Restoration of the Improvements cannot be completed (A) so as to constitute an economically viable building or (B) at least six (6) months prior to the Maturity Date; or

     (ii) the amount of business interruption insurance is insufficient to cover all fixed and operating expenses of the Premises, including such portion of debt service on the Loan as is reasonably allocable to the Premises, during Restoration and until the operation of Grantor's business at the Premises is resumed; or

     (iii) the amount of Insurance Proceeds equals or exceeds the amount of the outstanding principal balance of the Loan; or

     (iv) Restoration of the Mortgaged Property cannot be completed except at a Restoration Cost which exceeds the amount of available Insurance Proceeds and Grantor shall not have deposited with Grantee, within ninety (90) days following Grantee's receipt of such Insurance Proceeds and delivery to Grantor of notice of a deficiency, an amount, in cash or cash equivalent, equal to the excess of the estimated Restoration Cost as determined by an Architect over the amount of such Insurance Proceeds;

     then Grantee shall have the option to apply Insurance Proceeds to the payment of the Note, interest accrued and unpaid thereon (but no Yield Maintenance Premium shall be due), and other unpaid amounts of the Debt, all in such order as Grantee shall designate in accordance with the Transaction Documents, provided, however, that, except as otherwise provided in the Loan Agreement, any such application shall in no event affect the payments to be made in respect of the Note.

     (e) Grantor shall, promptly after the occurrence of casualty, commence and thereafter with reasonable diligence prosecute to completion any Restoration of the Mortgaged Property or part thereof to the standard required by Paragraph 12
(a) (vi) hereof. Any such Restoration shall be undertaken and completed in accordance with this Paragraph 13, subject to the final provision of this Paragraph 13 (e). All Restoration shall be in a good and workmanlike manner with reasonable diligence, and in compliance with all Legal Requirements. Seasonality or weather permitting, if Grantor fails to commence Restoration within thirty
(30) days following Grantee's receipt of Insurance Proceeds or fails to prosecute the Restoration to completion, Grantee may upon ten (10) days' notice to Grantor, but shall not be obligated to, perform the Restoration, and may use any of the Insurance Proceeds and Grantor's funds deposited pursuant to Paragraph 13 (c) or 13 (d) in payment therefor. Grantor shall pay to Grantee, within ten (10) days after written demand, the amount of any deficiency between funds available for the Restoration and the Restoration Cost (including funds deposited by Grantor pursuant to Paragraph 13(c) or 13 (d) together with interest thereon at the Default Rate from such tenth (10th) day through and including the date of payment to Grantee.

     (f) It is intended that, anything contained herein to the contrary notwithstanding, no trust or fiduciary relationship shall be created by the receipt by Grantee of any Insurance Proceeds, but only a debtor-creditor relationship between Grantee, on the one hand, and Grantor, on the other, and only to the extent of the Insurance Proceeds.

     (g) If any Insurance Proceeds are not paid until after the extinguishment of the Debt, whether by foreclosure or otherwise, and Grantee shall not have received the entire amount of the Debt outstanding at the time of such extinguishment, then such Insurance Proceeds, to the extent of the amount of the Debt not so received, shall be paid to Grantee and be the property of Grantee; and Grantor hereby assigns, transfers and sets over to Grantee all of Grantor's right, title and interest in and to such proceeds. The balance of such Insurance Proceeds, if any, shall be paid to and be the property of Grantor. The provisions of this Paragraph 13(g) shall survive the termination of this Security Deed by foreclosure or otherwise as a consequence of the rights and remedies of Grantee hereunder after an Event of Default.

     (h) Subject to the provisions of Paragraph 13(d) or 13 (e), as applicable, nothing herein contained shall be deemed to excuse Grantor from repairing or maintaining the Mortgaged Property as provided in this Security Deed or restoring all damage or destruction to the Mortgaged Property, regardless of the sufficiency or availability of Insurance Proceeds, and the application or release by Grantee of Insurance Proceeds shall not be deemed, in and of itself, to cure or waive any default or Event of Default or notice of default. Notwithstanding any casualty, Grantor shall continue to pay the Debt at the time and in the manner provided for its payment in this Security Deed and the Note and the Debt shall not be reduced until any Insurance Proceeds shall have been actually received by Grantee and applied to the discharge of the Debt or payments with respect to a Casualty Event Release.

     (i) Grantee, to the extent that Grantee has not been reimbursed therefor by Grantor, shall be entitled as a first priority out of any Insurance Proceeds, to reimbursement for all actual costs, fees, reimbursements and expenses of Grantee incurred in the determination and collection of any such proceeds.

     14. Condemnation Proceedings.

     (a) In the event that the Mortgaged Property, or any part thereof, shall be taken pursuant to Condemnation Proceedings, Grantee shall, as hereinafter set forth, have certain consent rights with respect to settlement of any such Condemnation Proceedings, but shall not participate in any such Condemnation
Proceedings   except  as  expressly   provided  herein,   and  any  Condemnation
Proceedings that may be made or any proceeds thereof are hereby assigned to Grantee and shall be received and deposited into the subaccount for Condemnation Proceeds (as described in Section 4.2 of the Cash Management Procedures) of the Cash Collateral Account and held and distributed by Grantee in the manner herein set forth. Grantor will give Grantee prompt notice of the actual commencement of any Condemnation Proceedings affecting the Mortgaged Property or of any threatened condemnation of which Grantor becomes aware, including proceedings for severance and change in grade of streets, and will deliver to Grantee copies of any and all papers served in connection with any Condemnation Proceedings. Grantee is hereby authorized to commence, appear in, and prosecute in its own name or Grantor's name any action or proceeding relating to any Condemnation Proceedings, upon not less that ten (10) Business Days' prior written notice to Grantor, if Grantor has not commenced any such action or proceeding. Grantor may not settle or compromise any claim in connection with any Condemnation Proceeding, whether involving a Total Taking, Partial Taking or Temporary Taking, which claim equals or exceeds, or, at the outset of any such Condemnation Proceedings, appears to involve a sum which is likely to equal or exceed, in Grantee's reasonable judgment based on professional consultation, the Restoration Benchmark, without the prior written consent of Grantee in each instance, which consent shall not be unreasonably withheld, conditioned or delayed, and Grantee shall have the right to settle or compromise any claim in connection therewith (irrespective of amount), without the consent of Grantor after the occurrence of an Event of Default. Grantor agrees to execute any and all further documents that may be reasonably required in order to facilitate the collection of any Condemnation Proceeds and the making of any such deposit and Grantor hereby appoints Grantee its attorney-in-fact for the limited purpose of executing any such documents after the occurrence of an Event of Default, such power being coupled with an interest and irrevocable.

     (b) If, at any time during the term of the Loan, there occurs a Total Taking (as hereinafter defined), Grantee shall collect any Condemnation Proceeds, and apply the same, after payment of Grantee's reasonable costs of collection thereof, including reasonable attorneys' fees and disbursements, to payment of the Debt (but no Yield Maintenance Premium shall be due), all in such order as Grantee shall designate, provided, however, that except as otherwise provided in the Loan Agreement, any such application shall in no event affect the payments to be made in respect of the Note. Any potion of any Condemnation Proceeds remaining after the payment in full of the Debt shall be released by Grantee to Grantor. For the purposes of this Paragraph, a "Total Taking" shall mean any taking or any constructive taking of Grantor's title to the Premises in Condemnation Proceedings or by agreement by Grantor which shall, in the reasonable opinion of Grantee, render it impracticable to restore, within six
(6) months prior to the Maturity Date, the portion of the Premises not subject to such taking to a complete architectural unit of substantially the same economic viability and for the same purposes and uses as existed immediately prior to the date of the commencement of the Condemnation Proceedings.

     (c) If, at any time during the term of the Loan, there occurs a taking which is less than a Total Taking (a "Partial Taking"), then, provided that no Event of Default exists as of the date of submission of Grantor's claim in the Condemnation Proceeding with respect to such Partial Taking, Grantor shall have the right to settle any such claim with respect to any Partial Taking where the Restoration Cost is less than the Restoration Benchmark, but shall give prompt written notice of any such claim and settlement to Grantee. If the Restoration Cost equals or exceeds, or, at the outset of such Condemnation Proceedings, appears to involve a sum which is likely to equal or exceed, in Grantee's reasonable judgment based on professional consultation, the Restoration Benchmark, then, unless Grantor has obtained the release of this Security Deed as a Condemnation Event Release (as hereinafter defined) in accordance with the Loan Agreement, Grantee shall have the right to participate in the settlement of such claim and all Condemnation Proceeds relating to such Partial Taking shall be held by Grantee and shall be released to pay the costs of restoration of the Improvements (a "Condemnation Restoration") subject to and upon satisfaction of the conditions set forth in Paragraphs 13 (c) and 13 (d) hereof as if such Condemnation Proceeds constituted Insurance proceeds and the balance, if any, shall be paid to Grantor; unless, in Grantee's reasonable judgment based on professional consultation, the Condemnation Restoration cannot be completed in accordance with the conditions of Paragraphs 13(c) and 13(d). In the event that there exists an Event of Default, or (xx) any of such conditions shall not have been met, or (yy) the Condemnation Restoration cannot be completed, in Grantee's reasonable judgment based on professional consultation, prior to a date which is at least six (6) months prior to the Maturity Date, regardless of compliance with all of the other conditions of Paragraphs 13 (c) and 13 (d), or (zz) if the Condemnation Proceeds exceed the cost of the Condemnation Restoration, Grantee, at the discretion of Grantee, shall apply the Condemnation Proceeds, or balance thereof, to payment of the Debt, (but no Yield Maintenance Premium shall be due), all in such order as Grantee shall designate, provided, however, that, except as otherwise provided in the Loan Agreement, any such application shall in no event affect the schedule of payments to be made in respect of the Note. If there is any balance of any Condemnation Proceeds remaining in the hands of Grantee after any payment of the Debt in full, such balance shall be released to Grantor. In the event that the costs of any permitted Condemnation Restoration, as estimated reasonably by Grantee at any time, shall exceed the net Condemnation Proceeds received by Grantee, Grantor shall deposit such deficiency with Grantee.

     (d) In the event of any taking of all or any portion of the Mortgaged Property for temporary use or occupancy ("Temporary Taking"), any Condemnation Proceeds with respect to such Temporary Taking shall be treated as Gross Revenues (as defined in the Loan Agreement) and shall be distributed and applied in the manner contemplated in the Loan Agreement (but only to the extent that any such Condemnation Proceeds have not been used for Condemnation Restoration).

     (e) Except as otherwise provided in this Paragraph 14 (e), nothing contained in this Paragraph 14 shall relieve Grantor of its duty to maintain, repair, replace or restore the Improvements or the Equipment or rebuild the Improvements, from time to time, following any Condemnation Proceedings with respect to a Partial Taking or Temporary Taking and nothing in this Paragraph 14 shall relieve Grantor of its duty to pay the Debt, which shall be absolute, regardless of any such occurrence with respect to all or any portion of the Mortgaged Property. Notwithstanding any taking, whether a Total Taking, a Partial Taking or a Temporary Taking, Grantor shall continue to pay the Debt at the time and in the manner provided for its payment in this Security Deed and the Note, and the Debt shall not be reduced until any award or payment therefor shall have been actually received by Grantee and applied to the discharge of the Debt.

     (f) If a claim under any Condemnation Proceedings arising during the term of this Security Deed is not paid until after the extinguishment of the Debt, whether by foreclosure or otherwise, and Grantee shall not have received the entire amount of the Debt outstanding at the time of such extinguishment, then the Condemnation Proceeds relating to any such Condemnation received, shall be paid to Grantee and be the property of Grantee; and Grantor hereby assigns, transfers and sets over to Grantee all of Grantor's right, title and interest in and to such Condemnation Proceeds. The balance of such Condemnation Proceeds, if any, shall be paid to and be the property of Grantor. The provisions of this Paragraph shall survive the termination of this Security Deed by foreclosure or otherwise as a consequence of the rights and remedies of Grantee hereunder after an Event of Default.

     (g) All Condemnation Proceeds and other sums deposited with Grantee pursuant to this Paragraph 14, until expended or applied as provided in this Paragraph 14, shall constitute additional security for the Debt and shall be invested in Permitted Investments with income thereon inuring to the benefit of Grantor.











                                    EXHIBIT C

                         ENVIRONMENTAL REMEDIATION WORK






                                                                                     Engineer's          Actual Amount
Item                               Recommended Work                                  Estimate            Reserved
---------------------------------  -----------------------------------------------   ---------------     ---------------

Asbestos containing materials      Implement an operations and maintenance program   $300.00             $375.00

Dry cleaning units/chemical drums  Construct a secondary containment system          $2,500.00           $3,125.00
                                   for the two drycleaning units and dry cleaning
                                   chemical drums/containers on-site









                                                EXHIBIT D


     "Permitted Investments" means any one or more of the following obligations or securities:

     (a) obligations of, or obligations fully guaranteed as to payment of principal and interest by, the United States or any agency or instrumentality thereof provided such obligations are backed by the full faith and credit of the United States of America including, without limitation, obligations of: the U.S. Treasury (all direct or fully guaranteed obligations), the Farmers Home Administration (certificates of beneficial ownership), the General Services Administration (participation certificates), the U.S. Maritime Administration (guaranteed Title XI financing), the Small Business Administration (guaranteed participation certificates and guaranteed pool certificates), the U.S. Department of Housing and Urban Development (local authority bonds) and the Washington Metropolitan Area Transit Authority (guaranteed transit bonds); provided, however, that the investments described in this clause must (A) have a predetermined fixed dollar of principal due at maturity that cannot vary or change, (B) if rated by S&P, must not have an "r" highlighter affixed to their rating, (C) if such investments have a variable rate of interest, such interest rate must be tied to a single interest rate index plus a fixed spread (if any) and must move proportionately with that index, and (D) such investments must not be subject to liquidation prior to their maturity;

     (b) Federal Housing Administration debentures;

     (c) obligations of the following United States government sponsored agencies: Federal Home Loan Mortgage Corp. (debt obligations), the Farm Credit System (consolidated systemwide bonds and notes), the Federal Home Loan Banks Mortgage Association (debt obligations), the Student Loan Marketing Association (debt obligations), the Financing Corp. (debt obligations), and the Resolution Funding Corp. (debt obligations); provided however, that the investments described in this clause must (A) have a predetermined fixed dollar of principal due at maturity that cannot vary or change, (B) if rated by S&P, must not have an "r" highlighter affixed to their rating, (C) if such investments have a variable rate of interest, such interest rate must be tied to a single interest rate index plus a fixed spread (if any) and must move proportionately with that index, and (D such investments must not be subject to liquidation prior to their maturity;

     (d) federal funds, unsecured certificates of deposit, time deposits, bankers' acceptances and repurchase agreements having maturities of not more than 365 days of any bank, the short term obligations of which are rated in the highest short term rating category by each Rating Agency (or, if not rated by any Rating Agency other than S&P, otherwise acceptable to such Rating Agency or Agencies, as applicable, as confirmed in writing that such investment would not, in and of itself, result in a downgrade, qualification or withdrawal of the then current ratings assigned to the Securities); provided, however, that the investments described in this clause must (A) have a predetermined fixed dollar of principal due at maturity that cannot vary or change, (B) if rated by S&P, must not have an "r" highlighter affixed to their rating, (C) if such investments have a variable rate of interest, such interest rate must be tied to a single interest rate index plus a fixed spread (if any) and must move proportionately with that index, and (D) such investments must not be subject to liquidation prior to their maturity;

     (e) fully Federal Deposit Insurance Corporation-insured demand and time deposits in, or certificates of deposit of, or bankers' acceptances issued by, any bank or trust company, savings and loan association or savings bank, the short term obligations of which are rated in the highest short term rating category by reach Rating Agency (or, if not rated by any Rating Agency other than S&P, otherwise acceptable to such Rating Agency or Agencies, as applicable, as confirmed in writing that such investment would not, in and of itself, result in a downgrade, qualification or withdrawal of the then current ratings assigned to the Securities); provided, however, that the investments described in this clause must (A) have a predetermined fixed dollar of principal due at maturity that cannot vary or change, (B) if rated by S&P, must not have an "r" highlighter affixed to their rating, (C) if such investments have a variable rate of interest, such interest rate must be tied to a single interest rate index plus a fixed spread (if any) and must move proportionately with that index, and (D) such investments must not be subject to liquidation prior to their maturity;

     (f) debt obligations with maturities of not more than 365 days and rated by each Rating Agency (or, if not rated by any Rating Agency other than S&P, otherwise acceptable to such Rating Agency or Agencies, as applicable, as confirmed in writing that such investment would not, in and of itself, result in a downgrade, qualification or withdrawal of the then current ratings assigned to the Securities) in the highest long-term unsecured rating category; provided, however, that the investments described in this clause must (A) have a predetermined fixed dollar of principal due at maturity that cannot vary or change, (B) if rated by S&P, must not have an "r" highlighter affixed to their rating, (C) if such investments have a variable rate of interest, such interest rate must be tied to a single interest rate index plus a fixed spread (if any) and must move proportionately with that index, and (D) such investments must not be subject to liquidation prior to their maturity;

     (g) commercial paper (including both non-interest-bearing discount obligations and interest-bearing obligations payable on demand or on a specified date not more than one year after the date of issuance thereof) with maturities of not more than 365 days and rated by each Rating Agency (or, if not rated by any Rating Agency other than S&P, otherwise acceptable to such Rating Agency or Agencies, as applicable, as confirmed in writing that such investment would not, in and of itself, result in a downgrade, qualification or withdrawal of the then current rating assigned to the Securities) in its highest short-term unsecured debt rating; provided, however, that the investments described in this clause must (A) have a predetermined fixed dollar of principal due at maturity that cannot vary or change, (B) if rated by S&P, must not have an "r" highlighter affixed to their rating, (C) if such investments have a variable rate of interest, such interest rate must be tied to a single interest rate index plus a fixed spread (if any) and must move proportionately with that index, and (D) such investments must not be subject to liquidation prior to their maturity;

     (h) the Federated Prime Obligation Money Market Fund (the "Fund") so long as the Fund is rated "AAA" by each Rating Agency (or, if not rated by any Rating Agency other than S&P, otherwise acceptable to such Rating Agency or Agencies, as applicable, as confirmed in writing that such investment would not, in and of itself, result in a downgrade, qualification or withdrawal of the then current ratings assigned to the Securities);

     (i) any other demand, money market or time deposit, or any other obligation, security or investment, provided that, each Rating Agency has confirmed in writing to the Lender, that such investment would not, in and of itself, result in a downgrade, qualification or withdrawal of the then current ratings assigned to the Securities; and

     (j) such other obligations as are acceptable as Permitted Investments to each Rating Agency, as confirmed in writing to the Lender, that such obligations would not, in and of itself, result in a downgrade, qualification or withdrawal of the then current ratings assigned to the Securities;

     provided, however, that, in the judgment of the Lender, such instrument continues to qualify as a "cash flow investment" pursuant to Code Section 860G(a)(6) earning a passive return in the nature of interest and that no instrument or security shall be a Permitted Investment if (i) such instrument or security evidences a right to receive only interest payments or (ii) the right to receive principal and interest payments derived from the underlying investment provides a yield to maturity in excess of 120% of the yield to maturity at par of such underlying investment.









                                   EXHIBIT F


                     IVY STREET HOTEL LIMITED PARTNERSHIP/
                  ATLANTA MARRIOTT MARQUIS LIMITED PARTNERSHIP
                               BOOK (LOSS) INCOME
                                   1998 BUDGET


                                                                 1998
                                                                BUDGET
                                                            --------------

AVERAGE ROOM RATE                                                $130.46
AVERAGE OCCUPANCY RATE                                            70.4%
REVPAR                                                           $91.84

TOTAL SALES                                                      $87,898

HOUSE PROFIT                                                      38,313

DEDUCTS:          FF&E ESCROW                                    (4,028)
                  REAL ESTATE TAXES                              (2,975)
                  PERSONAL PROPERTY TAX                           (235)
                  EQUIPMENT RENT                                  (225)
                  CENTRAL OFFICE FEE                            (2,537)
                  OTHER                                          (240)
                                                            ---------------
                                                                (10,340)

NET HOUSE PROFIT                                                 27,937









                                    EXHIBIT J

                               REHABILITATION WORK

                                                            Budgeted       Source    Actual Amount
Item                     Rehabilitation Work                Amount         of Fund   Reserved                      Deadline
------------------------------------------------------------------------------------------------------------------------------------

Guest Rooms/Suites       Complete Phase I of guest room     $350,000.00    Escrow    Funded out of FF&E reserve    6/30/98
                              renovation
Guest Rooms/Suites       Phase II of guest room renovation  $7,500,000.00  Owner     $7,500,000.00                 12/31/98
Allies - Restaurant      Finish renovation                  $65,000.00     Escrow    Funded out of FF&E reserve    6/30/98
Pompanos - Steakhouse    Finish renovation                  $21,000.00     Escrow    Funded out of FF&E reserve    6/30/98
Imperial Ballroom        Finish renovation                  $9,000.00      Escrow    Funded out of FF&E reserve    6/30/98
     Sound/lighting
                                                           -------------              -------------------------
Total                                                      $7,945,000.00                          $7,500,000.00
                                                           -------------              -------------------------









                                   SCHEDULE I

                                DISCLOSURE REPORT

Actions:

     1. Hiram and Ruth Sturm, as Joint Tenants, on their own behalf, on behalf of all others similarly situated and derivatively on behalf of the Nominal Defendant v. Marriott Marquis Corp., Host Marriott Corporation, Bruce F. Stemerman, Robert E. Parsons and Christopher G. Townsend, Defendants, and Atlanta Marriott Marquis Limited Partnership, Nominal Defendant, United States District Court for the Northern District of Georgia, Case No. 197-CV-3706 (TWT).

     2.  Howard H.  Poorvu,  Individually,  on  behalf  of all  other  similarly situated and derivatively on behalf of the Nominal Defendants v. Marriott Marquis Corporation, a Delaware corporation, Host Marriott Corporation, a Delaware corporation, Bruce F.Stemerman, Robert E. Parsons, Jr. and Christopher
G. Townsend, Defendants, and Atlanta Marriott Marquis Limited Partnership, a Delaware limited partnership, and Atlanta Marriott Marquis II Limited Partnership, a Delaware limited partnership, Nominal Defendants, In the Court of Chancery of the State of Delaware in and for New Castle County, C.A. No. 16095-NC.












EXHIBIT 10.12

                            SECURED PROMISSORY NOTE A

                                     made by

                         HMA REALTY LIMITED PARTNERSHIP
                                  (the "Maker")

                                     - to -

                        NOMURA ASSET CAPITAL CORPORATION
                                  (the "Payee")

                             Dated: January 30, 1998









                            SECURED PROMISSORY NOTE A


$82,000,000
                                                              New York, New York
                                                                January 30, 1998

     FOR VALUE RECEIVED, HMA REALTY LIMITED PARTNERSHIP, a Delaware limited partnership (the "Maker"), promises to pay to the order of NOMURA ASSET CAPITAL CORPORATION, a Delaware corporation (together with its successors and assigns, the "Payee"), the principal amount of Eighty Two Million Dollars and 00/100 ($82,000,000) (the "Loan"), in the manner set forth herein; together with interest on the unpaid principal amount of this Note at the Base Rate or Default Rate, as applicable; together with payments with respect to amortization of principal as described in Paragraph 4 hereof; together with the Yield Maintenance Premium, if any, due and payable under the Loan Agreement; and together with all other amounts due (including, without limitation, all items of Debt) hereunder or under any of the other Transaction Documents.

     This Note is intended to be pari passu with the same priority of payment with that other promissory note dated the date hereof by Maker to Payee in the principal amount of Eighty Two Million Dollars and 00/100 ($82,000,000) (the "Other Note"). All rights and benefits of Payee of this Note shall be coordinate with the rights and benefits of the Payee of the Other Note.

     I. Definitions. For the purposes of this Note, each of the following terms shall have the meaning specified with respect thereto:

     (a) "Accounting Period" has the meaning set forth in the Loan Agreement.

     (b) "Adjusted Rate" has the meaning set forth in paragraph 4(d) of this Note.

     (c) "Base Rate" means 7.40% per annum.

     (d) "Business Day" means a day on which banks are open for business in New York, New York.

     (e) "Debt" has the meaning set forth in the Loan Agreement.

     (f) "Debt Service Payment Date" means the 11th day of each calendar month or if in any month the 11th day is not a Business Day, the Debt Service Payment Date for such month shall be the first Business Day thereafter.

     (g) "Debt Service  Period" means the period from and including the eleventh
(11th) day of the calendar month immediately preceding each Debt Service Payment Date to and including the tenth (10th) day of the calendar month in which such Debt Service Payment Date occurs.

     (h) "Default Rate" means a rate per annum equal to the lesser of (aa) two percent (2%) above the Base Rate or Adjusted Rate, as applicable, compounded monthly, and (bb) the maximum rate allowed by law.

     (i) "Event of Default" has the meaning set forth in the Loan Agreement.

     (j) "Excess Cash Flow" has the meaning set forth in the Loan Agreement.

     (k) "Loan Agreement" means that certain Loan Agreement, dated as of the date hereof, between the Maker and the Payee, as amended, modified, supplemented or restated, from time to time.

     (l) "Maturity Date" shall mean the earlier to occur of (1) February 11, 2023 or (2) such date to which the maturity of the Debt may be accelerated upon an Event of Default or as otherwise provided in any Transaction Document.

     (m) "Monthly Debt Service Payment" means $600,649.08, the constant payment on each Debt Service Payment Date applicable to this Note up to the Maturity Date.

     (n) "Non-Recourse" has the meaning set forth in the Loan Agreement.

     (o) "Optional Prepayment Date" means February 11, 2010.

     (p)  "Transaction  Documents"  has  the  meaning  set  forth  in  the  Loan
Agreement.

     (q) "Yield Maintenance Premium" has the meaning set forth in the Loan Agreement.

     Certain additional terms are defined in the particular provisions of this Note to which they pertain or in which they are initially used.

     2. Payment of Debt.

     The Maker shall punctually pay the Debt at the time and in the manner provided for its payment in this Note and the other Transaction Documents. It is expressly agreed that the entire Debt may, at the Payee's election (or automatically upon the occurrence of the events described in clauses (f) and (g) of Section 4.1A of the Loan Agreement), become immediately due and payable upon the occurrence of an Event of Default, as set forth in the Loan Agreement.

     3. Interest Rate.

     (a) Prior to the Optional Prepayment Date and except as set forth below, the Debt shall bear interest for each Debt Service Period at the Base Rate.

     (b) On and after the Optional Prepayment Date and except as set forth below, the Debt shall bear interest for each Debt Service Period at the Adjusted Rate.

     (c) Following the Maturity Date or while an Event of Default has occurred and is continuing, the Debt shall bear interest at the Default Rate.

     (d) Calculations of interest shall be made on the basis of a 360-day year and actual days elapsed during each Debt Service Period.

     4. Periodic Payments.

     (a) On February 11, 1998 the Maker shall pay to the Payee interest on this Note at the Base Rate for the period beginning the date hereof and ending on February 10, 1998.

     (b) On each Debt Service Payment Date occurring after February 11, 1998, the Maker shall pay to the Payee an amount equal to the Monthly Debt Service Payment. Such amount shall be applied (i) first, to the payment of interest (the "Base Rate Interest") on this Note at the Base Rate or the Default Rate, as applicable, then due and payable for the applicable Debt Service Period, and
(ii) next, to the payment of principal on this Note in reduction of such principal in the amount of the difference between the Monthly Debt Service Payment and the Base Rate Interest paid pursuant to sub-clause (i) above (each, a "Principal Payment"). Following the Maturity Date and while an Event of Default has occurred and is continuing, the Monthly Debt Service Payment shall be increased to reflect payment of interest at the Default Rate.

     (c) On the Maturity Date, the Maker shall pay to the Payee an amount equal to the then outstanding principal balance of the Loan, plus interest accrued and unpaid thereon and any other Debt then due and payable.

     (d) (i) On the Optional Prepayment Date, the per annum rate of interest applicable to the Debt shall be set at the greater of (xx) the Base Rate plus 2% and (yy) the yield as of the Optional Prepayment Date, calculated by linear interpolation (rounded to three decimal places), of the yields of United States Treasury Constant Maturities with terms (one longer and one shorter) most nearly approximating those of noncallable United States Treasury obligations having maturities as close as possible to the thirteenth anniversary of the Optional Prepayment Date, as determined by the Payee on the basis of Federal Reserve Statistical Release H.15-Selected Interest Rates under the heading U.S. Governmental Securities/Treasury Constant Maturities, or other recognized source of financial market information selected by the Payee in each case on the last Business Day of the week immediately prior to the Optional Prepayment Date plus 3.75% (any such increased rate being hereinafter referred to as the "Adjusted Rate").

     (ii) Additionally, on each Debt Service Payment Date subsequent to the Optional Prepayment Date, the Maker shall pay to the Payee any Excess Cash Flow for all of the Accounting Periods the Operating Profit Payment Dates (as defined in the Loan Agreement) for which occurred during the Debt Service Period immediately preceding such Debt Service Payment Date, which Excess Cash Flow payments shall be applied (A) first, to prepayment of each Principal Payment required to be made on such Debt Service Payment Date in inverse order of maturity until the principal of this Note has been paid in full, and (B) next, to payment of the difference, if any, between (y) the sum of (i) interest accrued and unpaid on this Note calculated at the Adjusted Rate and (ii) interest on such accrued and unpaid interest compounded monthly at the Adjusted Rate and (z) the Base Rate interest paid on such Debt Service Payment Date.

     (e) All payments (including prepayments) to be made by the Maker on account of principal, interest and all other amounts payable with respect to the Debt, shall be made by wire transfer to the Payee without set-off, counterclaim or any deduction whatsoever, in lawful money of the United States of America and in immediately available funds, not later than 2 p.m. (New York time) on the dates such payments are due, by payment to:

                           Mellon Bank, Pittsburgh
                           ABA # 043000261
                           NACC Clearance Account
                           Account #1092525
                           Attention:  Lance W. Haberin
                           Reference:  HMA Realty
                               Limited Partnership

     or at such other place as the Payee may, from time to time, designate in writing.

     (f) If any payment hereunder becomes due and payable on a day other than a Business Day, the due date thereof shall be extended to the next succeeding Business Day and, with respect to such payments, interest (at the applicable rate hereunder) thereon shall be payable during such extension. Any payments received after 2 p.m. (New York time) shall be deemed received on the following Business Day.

     5. Prepayments.

     (a) This Note may not be prepaid prior to the Optional Prepayment Date.

     (b) If the Maturity Date occurs as a result of an Event of Default and the Maker tenders payment of the Debt or any part thereof to the Payee, such tender shall require the payment by the Maker of all sums required pursuant to Section
4.2 of the Loan Agreement, including, without limitation, the Yield Maintenance Premium.

     6. Cost of Collection. The Maker shall pay all costs of collection when incurred, including, without limitation, the reasonable attorneys' fees and disbursements of the Payee's counsel and all court costs, which costs may be added to the indebtedness evidenced hereby and must be paid within fifteen (15) days after written demand by the Payee. Such costs shall bear interest at the Base Rate or the Adjusted Rate, as then in effect, from the date of incurrence and interest at the Default Rate from and after delivery of such written demand.

     7. Usury. It is the intent of the Payee and the Maker to comply at all times with applicable usury laws. If at any time such laws would render usurious any amounts called for under this Note, then it is the Maker's and the Payee's express intention that such excess amount be immediately credited on the principal balance of this Note (or, if this Note has been fully paid, refunded by the Payee to the Maker, and the Maker shall accept such refund), and the provisions hereof be immediately deemed to be reformed and the amounts thereafter collectible hereunder reduced to comply with the then applicable laws, without the necessity of the execution of any further documents, but so as to permit the recovery of the fullest amount otherwise called for hereunder. To the extent permitted by law, any such crediting or refund shall not cure or waive any default by the Maker under this Note. If at any time following any such reduction in the interest rate payable by the Maker, there remains unpaid any principal amount under this Note and the maximum interest rate permitted by applicable law is increased or eliminated, then the interest rate payable hereunder shall be readjusted, to the extent permitted by applicable law, so that the total dollar amount of interest payable hereunder shall be equal to the dollar amount of interest which the Maker would have paid without giving effect to the reduction in interest resulting from compliance with the applicable usury laws theretofore in effect. The Maker agrees, however, that in determining whether or not any interest payable under this Note exceeds the highest rate permitted by law, any non-principal payment (except payments specifically stated in this Note to be "interest"), including, without limitation, prepayment fees and late charges, shall be deemed to the extent permitted by law, to be an expense, fee or premium rather than interest.

     8. Applicable Law. This Note has been negotiated, executed, made and delivered in the Borough of Manhattan, City, County and State of New York. THIS NOTE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAWS.

     9. Waivers; Security.

     (a) The Maker and any endorsers, sureties and guarantors hereof or hereon, and all parties now or hereafter liable with respect to this Note, hereby jointly and severally waive presentment for payment, demand, protest, notice of non-payment or dishonor and of protest, and agree to remain bound until the Debt is paid in full notwithstanding any extensions of time for payment which may be granted even though the period of extension be indefinite, and notwithstanding any inaction by, or failure to assert any legal right available to, the Payee.

     (b) The Maker and any endorsers, sureties and guarantors hereof or hereon, and all parties now or hereafter liable with respect to this Note, further expressly agree that any waiver by the Payee, other than a waiver in writing signed by the Payee, of any term or provision hereof or of any other Transaction Document or of any right, remedy or option under this Note or any other Transaction Document shall not be controlling, nor shall it prevent or estop the Payee from thereafter enforcing such term, provision, right, remedy or option, and the failure or refusal of the Payee to insist in any one or more instances upon the strict performance of any such term or provision shall not be construed as a waiver or relinquishment for the future of any such term or provision, but the same shall continue in full force and effect, it being understood and agreed that the Payee's rights, remedies and options under this Note and the other Transaction Documents are and shall be cumulative and are in addition to all other rights, remedies and options of the Payee in law or in equity or under any other agreement.

     (c) TO THE EXTENT PERMITTED BY APPLICABLE LAW THE MAKER AND THE PAYEE HEREBY IRREVOCABLY WAIVE ALL RIGHTS TO TRIAL BY JURY IN ANY ACTION OR OTHER PROCEEDING ARISING OUT OF OR RELATING TO THIS NOTE. The Maker also waives the right in such action or other proceeding to interpose any counterclaims (except to the extent such counterclaims are compulsory and may not be brought in a separate action) or set-offs of any kind or description; provided, however, nothing contained herein shall prohibit the Maker from asserting any claims against the Payee in a separate proceeding.

     (d) This Note is secured by, among other things, the Mortgage (as defined in the Loan Agreement) made by the Maker in favor of the Payee encumbering the Property (as defined in the Loan Agreement).

     10. Non-Recourse. The obligations of the Maker under this Note shall be Non-Recourse.

     11. Miscellaneous.

     (a) This Note may not be changed, waived, modified, discharged or terminated orally, but only by an agreement in writing, signed by the party against whom enforcement of any such change, waiver, modification, discharge or termination is sought.

     (b) In order to implement the provisions of the Loan Agreement this Note may be severed, split, consolidated, restated, substituted or otherwise amended into multiple notes evidencing the same Debt as evidenced by this Note.

     (c) The term the "Payee" shall mean the then holder of this Note, from time to time, and its successors and assigns.

     (d) If any provision of this Note or the application thereof to the Maker or any circumstance in any jurisdiction governing this Note shall, to any extent, be invalid or unenforceable under any applicable statute, regulation or rule of law, such provision shall be deemed inoperative to the extent that it may conflict therewith and shall be deemed modified to conform to such statute, regulation or rule of law, and the remainder of this Note and the application of any such invalid or unenforceable provision to parties, jurisdictions or circumstances other than to whom or to which it is held invalid or unenforceable shall not be affected thereby nor shall the same affect the validity or enforceability of any other provision of this Note.

     (e) Time is of the essence as to all dates set forth in this Note, subject to any applicable notice or grace period provided herein or in any other Transaction Document.

     (f) The Maker shall perform and comply with each of the terms, covenants and provisions contained in this Note and in any instrument evidencing or securing the indebtedness evidenced by this Note on the part of the Maker to be observed and/or performed hereunder and thereunder. No release of any security for the principal amount due under this Note, or of any portion thereof, and no alteration, amendment or waiver of any provision of this Note or of any such instrument (including the Transaction Documents) made by agreement between the Payee and any other person shall release, discharge, modify, change or affect the liability of the Maker under this Note or under such instrument.

     (g) No act of commission or omission of any kind or at any time upon the part of the Payee in respect of any matter whatsoever shall in any way impair the rights of the Payee to enforce any right, power or benefit under this Note and no set-off, counterclaim, reduction or diminution of any obligation or any defense of any kind or nature which the Maker has against the Payee shall be available hereunder to the Maker.

     (h) All notices and other communications given hereunder shall be given in the manner provided for in the Loan Agreement.

     (i) The captions preceding the text of the various paragraphs contained in this Note are provided for convenience only and shall not be deemed to in any way affect or limit the meaning or construction of any of the provisions hereof.

                            (signature page follows)




     IN WITNESS WHEREOF, the Maker has caused this Note to be executed on the day and year first above written.

                                        HMA REALTY LIMITED PARTNERSHIP,
                                        a Delaware limited partnership

                                        By: HMA-GP, INC., General Partner

                                        By: /s/ Patricia K. Brady
                                        Name: Patricia K. Brady
                                        Title: Vice President







EXHIBIT 10.13

                            SECURED PROMISSORY NOTE B

                                     made by

                         HMA REALTY LIMITED PARTNERSHIP
                                  (the "Maker")

                                     - to -

                        NOMURA ASSET CAPITAL CORPORATION
                                  (the "Payee")

                             Dated: January 30, 1998




                           SECURED PROMISSORY NOTE B


$82,000,000
                                                              New York, New York
                                                                January 30, 1998

     FOR VALUE RECEIVED, HMA REALTY LIMITED PARTNERSHIP, a Delaware limited partnership (the "Maker"), promises to pay to the order of NOMURA ASSET CAPITAL CORPORATION, a Delaware corporation (together with its successors and assigns, the "Payee"), the principal amount of Eighty Two Million Dollars and 00/100 ($82,000,000) (the "Loan"), in the manner set forth herein; together with interest on the unpaid principal amount of this Note at the Base Rate or Default Rate, as applicable; together with payments with respect to amortization of principal as described in Paragraph 4 hereof; together with the Yield Maintenance Premium, if any, due and payable under the Loan Agreement; and together with all other amounts due (including, without limitation, all items of Debt) hereunder or under any of the other Transaction Documents.

     This Note is intended to be pari passu with the same priority of payment with that other promissory note dated the date hereof by Maker to Payee in the principal amount of Eighty Two Million Dollars and 00/100 ($82,000,000) (the "Other Note"). All rights and benefits of Payee of this Note shall be coordinate with the rights and benefits of the Payee of the Other Note.

     I. Definitions. For the purposes of this Note, each of the following terms shall have the meaning specified with respect thereto:

     (a) "Accounting Period" has the meaning set forth in the Loan Agreement.

     (b) "Adjusted Rate" has the meaning set forth in paragraph 4(d) of this Note.

     (c) "Base Rate" means 7.40% per annum.

     (d) "Business Day" means a day on which banks are open for business in New York, New York.

     (e) "Debt" has the meaning set forth in the Loan Agreement.

     (f) "Debt Service Payment Date" means the 11th day of each calendar month or if in any month the 11th day is not a Business Day, the Debt Service Payment Date for such month shall be the first Business Day thereafter.

     (g) "Debt Service  Period" means the period from and including the eleventh
(11th) day of the calendar month immediately preceding each Debt Service Payment Date to and including the tenth (10th) day of the calendar month in which such Debt Service Payment Date occurs.

     (h) "Default Rate" means a rate per annum equal to the lesser of (aa) two percent (2%) above the Base Rate or Adjusted Rate, as applicable, compounded monthly, and (bb) the maximum rate allowed by law.

     (i) "Event of Default" has the meaning set forth in the Loan Agreement.

     (j) "Excess Cash Flow" has the meaning set forth in the Loan Agreement.

     (k) "Loan Agreement" means that certain Loan Agreement, dated as of the date hereof, between the Maker and the Payee, as amended, modified, supplemented or restated, from time to time.

     (l) "Maturity Date" shall mean the earlier to occur of (1) February 11, 2023 or (2) such date to which the maturity of the Debt may be accelerated upon an Event of Default or as otherwise provided in any Transaction Document.

     (m) "Monthly Debt Service Payment" means $600,649.08, the constant payment on each Debt Service Payment Date applicable to this Note up to the Maturity Date.

     (n) "Non-Recourse" has the meaning set forth in the Loan Agreement.

     (o) "Optional Prepayment Date" means February 11, 2010.

     (p)  "Transaction  Documents"  has  the  meaning  set  forth  in  the  Loan
Agreement.

     (q) "Yield Maintenance Premium" has the meaning set forth in the Loan Agreement.

     Certain additional terms are defined in the particular provisions of this Note to which they pertain or in which they are initially used.

     2. Payment of Debt.

     The Maker shall punctually pay the Debt at the time and in the manner provided for its payment in this Note and the other Transaction Documents. It is expressly agreed that the entire Debt may, at the Payee's election (or automatically upon the occurrence of the events described in clauses (f) and (g) of Section 4.1A of the Loan Agreement), become immediately due and payable upon the occurrence of an Event of Default, as set forth in the Loan Agreement.

     3. Interest Rate.

     (a) Prior to the Optional Prepayment Date and except as set forth below, the Debt shall bear interest for each Debt Service Period at the Base Rate.

     (b) On and after the Optional Prepayment Date and except as set forth below, the Debt shall bear interest for each Debt Service Period at the Adjusted Rate.

     (c) Following the Maturity Date or while an Event of Default has occurred and is continuing, the Debt shall bear interest at the Default Rate.

     (d) Calculations of interest shall be made on the basis of a 360-day year and actual days elapsed during each Debt Service Period.

     4. Periodic Payments.

     (a) On February 11, 1998 the Maker shall pay to the Payee interest on this Note at the Base Rate for the period beginning the date hereof and ending on February 10, 1998.

     (b) On each Debt Service Payment Date occurring after February 11, 1998, the Maker shall pay to the Payee an amount equal to the Monthly Debt Service Payment. Such amount shall be applied (i) first, to the payment of interest (the "Base Rate Interest") on this Note at the Base Rate or the Default Rate, as applicable, then due and payable for the applicable Debt Service Period, and
(ii) next, to the payment of principal on this Note in reduction of such principal in the amount of the difference between the Monthly Debt Service Payment and the Base Rate Interest paid pursuant to sub-clause (i) above (each, a "Principal Payment"). Following the Maturity Date and while an Event of Default has occurred and is continuing, the Monthly Debt Service Payment shall be increased to reflect payment of interest at the Default Rate.

     (c) On the Maturity Date, the Maker shall pay to the Payee an amount equal to the then outstanding principal balance of the Loan, plus interest accrued and unpaid thereon and any other Debt then due and payable.

     (d) (i) On the Optional Prepayment Date, the per annum rate of interest applicable to the Debt shall be set at the greater of (xx) the Base Rate plus 2% and (yy) the yield as of the Optional Prepayment Date, calculated by linear interpolation (rounded to three decimal places), of the yields of United States Treasury Constant Maturities with terms (one longer and one shorter) most nearly approximating those of noncallable United States Treasury obligations having maturities as close as possible to the thirteenth anniversary of the Optional Prepayment Date, as determined by the Payee on the basis of Federal Reserve Statistical Release H.15-Selected Interest Rates under the heading U.S. Governmental Securities/Treasury Constant Maturities, or other recognized source of financial market information selected by the Payee in each case on the last Business Day of the week immediately prior to the Optional Prepayment Date plus 3.75% (any such increased rate being hereinafter referred to as the "Adjusted Rate").

     (ii) Additionally, on each Debt Service Payment Date subsequent to the Optional Prepayment Date, the Maker shall pay to the Payee any Excess Cash Flow for all of the Accounting Periods the Operating Profit Payment Dates (as defined in the Loan Agreement) for which occurred during the Debt Service Period immediately preceding such Debt Service Payment Date, which Excess Cash Flow payments shall be applied (A) first, to prepayment of each Principal Payment required to be made on such Debt Service Payment Date in inverse order of maturity until the principal of this Note has been paid in full, and (B) next, to payment of the difference, if any, between (y) the sum of (i) interest accrued and unpaid on this Note calculated at the Adjusted Rate and (ii) interest on such accrued and unpaid interest compounded monthly at the Adjusted Rate and (z) the Base Rate interest paid on such Debt Service Payment Date.

     (e) All payments (including prepayments) to be made by the Maker on account of principal, interest and all other amounts payable with respect to the Debt, shall be made by wire transfer to the Payee without set-off, counterclaim or any deduction whatsoever, in lawful money of the United States of America and in immediately available funds, not later than 2 p.m. (New York time) on the dates such payments are due, by payment to:

                           Mellon Bank, Pittsburgh
                           ABA # 043000261
                           NACC Clearance Account
                           Account #1092525
                           Attention:  Lance W. Haberin
                           Reference:  HMA Realty
                               Limited Partnership

     or at such other place as the Payee may, from time to time, designate in writing.

     (f) If any payment hereunder becomes due and payable on a day other than a Business Day, the due date thereof shall be extended to the next succeeding Business Day and, with respect to such payments, interest (at the applicable rate hereunder) thereon shall be payable during such extension. Any payments received after 2 p.m. (New York time) shall be deemed received on the following Business Day.

     5. Prepayments.

     (a) This Note may not be prepaid prior to the Optional Prepayment Date.

     (b) If the Maturity Date occurs as a result of an Event of Default and the Maker tenders payment of the Debt or any part thereof to the Payee, such tender shall require the payment by the Maker of all sums required pursuant to Section
4.2 of the Loan Agreement, including, without limitation, the Yield Maintenance Premium.

     6. Cost of Collection. The Maker shall pay all costs of collection when incurred, including, without limitation, the reasonable attorneys' fees and disbursements of the Payee's counsel and all court costs, which costs may be added to the indebtedness evidenced hereby and must be paid within fifteen (15) days after written demand by the Payee. Such costs shall bear interest at the Base Rate or the Adjusted Rate, as then in effect, from the date of incurrence and interest at the Default Rate from and after delivery of such written demand.


     7. Usury. It is the intent of the Payee and the Maker to comply at all times with applicable usury laws. If at any time such laws would render usurious any amounts called for under this Note, then it is the Maker's and the Payee's express intention that such excess amount be immediately credited on the principal balance of this Note (or, if this Note has been fully paid, refunded by the Payee to the Maker, and the Maker shall accept such refund), and the provisions hereof be immediately deemed to be reformed and the amounts thereafter collectible hereunder reduced to comply with the then applicable laws, without the necessity of the execution of any further documents, but so as to permit the recovery of the fullest amount otherwise called for hereunder. To the extent permitted by law, any such crediting or refund shall not cure or waive any default by the Maker under this Note. If at any time following any such reduction in the interest rate payable by the Maker, there remains unpaid any principal amount under this Note and the maximum interest rate permitted by applicable law is increased or eliminated, then the interest rate payable hereunder shall be readjusted, to the extent permitted by applicable law, so that the total dollar amount of interest payable hereunder shall be equal to the dollar amount of interest which the Maker would have paid without giving effect to the reduction in interest resulting from compliance with the applicable usury laws theretofore in effect. The Maker agrees, however, that in determining whether or not any interest payable under this Note exceeds the highest rate permitted by law, any non-principal payment (except payments specifically stated in this Note to be "interest"), including, without limitation, prepayment fees and late charges, shall be deemed to the extent permitted by law, to be an expense, fee or premium rather than interest.

     8. Applicable Law. This Note has been negotiated, executed, made and delivered in the Borough of Manhattan, City, County and State of New York. THIS NOTE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAWS.

     9. Waivers; Security.

     (a) The Maker and any endorsers, sureties and guarantors hereof or hereon, and all parties now or hereafter liable with respect to this Note, hereby jointly and severally waive presentment for payment, demand, protest, notice of non-payment or dishonor and of protest, and agree to remain bound until the Debt is paid in full notwithstanding any extensions of time for payment which may be granted even though the period of extension be indefinite, and notwithstanding any inaction by, or failure to assert any legal right available to, the Payee.

     (b) The Maker and any endorsers, sureties and guarantors hereof or hereon, and all parties now or hereafter liable with respect to this Note, further expressly agree that any waiver by the Payee, other than a waiver in writing signed by the Payee, of any term or provision hereof or of any other Transaction Document or of any right, remedy or option under this Note or any other Transaction Document shall not be controlling, nor shall it prevent or estop the Payee from thereafter enforcing such term, provision, right, remedy or option, and the failure or refusal of the Payee to insist in any one or more instances upon the strict performance of any such term or provision shall not be construed as a waiver or relinquishment for the future of any such term or provision, but the same shall continue in full force and effect, it being understood and agreed that the Payee's rights, remedies and options under this Note and the other Transaction Documents are and shall be cumulative and are in addition to all other rights, remedies and options of the Payee in law or in equity or under any other agreement.

     (c) TO THE EXTENT PERMITTED BY APPLICABLE LAW THE MAKER AND THE PAYEE HEREBY IRREVOCABLY WAIVE ALL RIGHTS TO TRIAL BY JURY IN ANY ACTION OR OTHER PROCEEDING ARISING OUT OF OR RELATING TO THIS NOTE. The Maker also waives the right in such action or other proceeding to interpose any counterclaims (except to the extent such counterclaims are compulsory and may not be brought in a separate action) or set-offs of any kind or description; provided, however, nothing contained herein shall prohibit the Maker from asserting any claims against the Payee in a separate proceeding.

     (d) This Note is secured by, among other things, the Mortgage (as defined in the Loan Agreement) made by the Maker in favor of the Payee encumbering the Property (as defined in the Loan Agreement).

     10. Non-Recourse. The obligations of the Maker under this Note shall be Non-Recourse.

     11. Miscellaneous.

     (a) This Note may not be changed, waived, modified, discharged or terminated orally, but only by an agreement in writing, signed by the party against whom enforcement of any such change, waiver, modification, discharge or termination is sought.

     (b) In order to implement the provisions of the Loan Agreement this Note may be severed, split, consolidated, restated, substituted or otherwise amended into multiple notes evidencing the same Debt as evidenced by this Note.

     (c) The term the "Payee" shall mean the then holder of this Note, from time to time, and its successors and assigns.

     (d) If any provision of this Note or the application thereof to the Maker or any circumstance in any jurisdiction governing this Note shall, to any extent, be invalid or unenforceable under any applicable statute, regulation or rule of law, such provision shall be deemed inoperative to the extent that it may conflict therewith and shall be deemed modified to conform to such statute, regulation or rule of law, and the remainder of this Note and the application of any such invalid or unenforceable provision to parties, jurisdictions or circumstances other than to whom or to which it is held invalid or unenforceable shall not be affected thereby nor shall the same affect the validity or enforceability of any other provision of this Note.

     (e) Time is of the essence as to all dates set forth in this Note, subject to any applicable notice or grace period provided herein or in any other Transaction Document.

     (f) The Maker shall perform and comply with each of the terms, covenants and provisions contained in this Note and in any instrument evidencing or securing the indebtedness evidenced by this Note on the part of the Maker to be observed and/or performed hereunder and thereunder. No release of any security for the principal amount due under this Note, or of any portion thereof, and no alteration, amendment or waiver of any provision of this Note or of any such instrument (including the Transaction Documents) made by agreement between the Payee and any other person shall release, discharge, modify, change or affect the liability of the Maker under this Note or under such instrument.

     (g) No act of commission or omission of any kind or at any time upon the part of the Payee in respect of any matter whatsoever shall in any way impair the rights of the Payee to enforce any right, power or benefit under this Note and no set-off, counterclaim, reduction or diminution of any obligation or any defense of any kind or nature which the Maker has against the Payee shall be available hereunder to the Maker.

     (h) All notices and other communications given hereunder shall be given in the manner provided for in the Loan Agreement.

     (i) The captions preceding the text of the various paragraphs contained in this Note are provided for convenience only and shall not be deemed to in any way affect or limit the meaning or construction of any of the provisions hereof.

                            (signature page follows)




     IN WITNESS WHEREOF, the Maker has caused this Note to be executed on the day and year first above written.

                                        HMA REALTY LIMITED PARTNERSHIP,
                                        a Delaware limited partnership

                                        By: HMA-GP, INC., General Partner

                                        By: /s/ Patricia K. Brady
                                        Name: Patricia K. Brady
                                        Title: Vice President









                                                                Marriott/Atlanta


                 RECORDING REQUESTED BY

                  WHEN RECORDED MAIL TO

Name                   Michael Peskowitz, Esq.
                       Rosenman & Colin LLP
Mailing Address        575 Madison Avenue
City, State,           New York, New York 10022
Zip Code

---------------------- ------------------------------------ -------------------

                SPACE ABOVE THIS LINE RESERVED FOR RECORDERS' USE







EXHIBIT 10.14

        DEED TO SECURE DEBT, ASSIGNMENT OF LEASES AND SECURITY AGREEMENT

                                   - made by -

              HMA REALTY LIMITED PARTNERSHIP ("Grantor"), having an
                                  address of:

                          c/o Host Marriott Corporation
                               10400 Fernwood Road
                            Bethesda, Maryland 20817

                                     - to -

             NOMURA ASSET CAPITAL CORPORATION ("Grantee"), having an
                                  address of:

                           Two World Financial Center
                             Building B - 21st Floor
                          New York, New York 10281-1198

                          Dated: As of January 30, 1998
                                in the amount of
                                 $164,000,000.00

                         Maturity Date: January 11, 2023

      Relating to Premises located at 265 Peachtree Center Avenue, Atlanta
                       County of Fulton, State of Georgia





        DEED TO SECURE DEBT, ASSIGNMENT OF LEASES AND SECURITY AGREEMENT


     DEED TO SECURE DEBT, ASSIGNMENT OF LEASES AND SECURITY AGREEMENT (this "Security Deed"), dated as of January 30, 1998, made by HMA REALTY LIMITED PARTNERSHIP, a Delaware limited partnership having its principal office c/o Host Marriott Corporation, 10400 Fernwood Road, Bethesda, Maryland 20817 ("Grantor") to NOMURA ASSET CAPITAL CORPORATION, a Delaware corporation, having its principal office at Two World Financial Center, Building B, 21st Floor, New York, New York 10281-1198 ("Grantee").


                              W I T N E S S E T H :

                                    WHEREAS:

     A. Grantor is the owner of fee simple title to all that certain parcel of real property (the "Land") located in the County of Fulton, State of Georgia (the "State"), as more particularly described in Exhibit A annexed hereto, together with the building and improvements located thereon comprising a hotel and hotel operations (the buildings and other improvements now or hereafter located on such parcel of Land are hereinafter referred to as the "Improvements"; the Land, together with such Improvements, being hereinafter collectively referred to as the "Premises");

     B. Pursuant to that certain Loan Agreement (the "Loan Agreement"), dated as of the date hereof between Grantor and Grantee, Grantee is making a loan to Grantor in the original principal amount of ONE HUNDRED SIXTY-FOUR MILLION DOLLARS AND 00/100 ($164,000,000.00) (the "Loan");

     C. The Loan is evidenced by those certain Secured Promissory Notes dated as of the date hereof, made by Grantor in favor of Grantee, in the aggregate original principal amount of $164,000,000.00 (such Secured Promissory Notes, together with all extensions, renewals, substitutions, restatements, severances, splitters, consolidations, amendments and modifications thereof, being hereinafter collectively referred to as the "Note") and secured by, inter alia, this Security Deed;

     D. To induce Grantee to make the Loan and to secure payment of the Note, together with interest thereon, Grantor has agreed to the execution and delivery of this Security Deed; and

     E. Grantee accepts the benefits of this Security Deed.


                                GRANTING CLAUSES

     NOW, THEREFORE, in consideration of the premises and the mutual promises herein contained and other good and valuable consideration, the receipt and legal sufficiency whereof are hereby acknowledged, and as an inducement to Grantee to make the Loan, and to secure the payment of the aggregate principal amount of the Note of ONE HUNDRED SIXTY-FOUR MILLION AND 00/100 DOLLARS ($164,000,000.00), or so much thereof as may have been advanced to Grantor together with all interest thereon, additional amounts payable under the Loan Agreement, including without limitation, the Yield Maintenance Premium (as such term is defined in the Loan Agreement), if any, and all other sums which may or shall become due hereunder or under the Note or any of the other documents evidencing, securing or executed by Grantor in connection with the Loan (such other documents, including, without limitation, the Loan Agreement and that certain Assignment of Leases, Rents and Profits of even date herewith given by Grantor to Grantee with respect to the Premises (as such assignment may, from time to time, be modified, amended, extended, restated, severed, split, consolidated or supplemented, the "Assignment"), together with the Note and this Security Deed (as any of the same may, from time to time, be modified, amended, extended, restated, severed, split, consolidated or supplemented) being hereinafter collectively referred to as the "Transaction Documents") and including the costs and expenses of enforcing any provision of the Note, this Security Deed or any of the other Transaction Documents (all such sums being hereinafter collectively referred to as the "Debt"), and in order to charge with such performance and with such payments the Premises and other property hereinafter described and the rents, revenues, issues, income and profits thereof, Grantor has created a security interest in and DOES HEREBY WARRANT, PLEDGE, TRANSFER, SET OVER, ASSIGN, HYPOTHECATE, GIVE, GRANT, ALIENATE, ENFEOFF, BARGAIN, SELL, CONVEY, DEMISE, RELEASE AND CONFIRM UNTO GRANTEE AND ITS SUCCESSORS AND ASSIGNS, all right, title, estate and interest of Grantor now owned, or hereafter acquired, in and to the Premises,

     TOGETHER WITH all right, title, estate, and interest of Grantor, if any, now owned, or hereafter acquired, in and to the following property, rights and interests (the Premises, together with such property, rights and interests, being hereinafter collectively referred to as the "Mortgaged Property"):

     (a) all easements, rights-of-way, strips and gores of land, streets, ways, alleys, passages, sewer rights, waters, water courses, water rights and powers, and all estates, rights, title, interests, privileges, liberties, tenements, hereditaments, and appurtenances of any nature whatsoever, in any way belonging, relating or pertaining to the Premises (including, without limitation, gas, oil and mineral rights, air rights, development rights and any other rights, however denominated, to construct floor area on the Land), and all right, title and interest of Grantor in, including any right to use and occupy, any land adjacent to the Land, and any land lying in the bed of any street, road or avenue, open, vacated or proposed, in front of or adjoining the Land, and any and all sidewalks, drives, curbs, passageways, streets, spaces and alleys adjacent to or used in connection with the Premises;

     (b) all machinery, apparatus, equipment, fittings, fixtures and other property of every kind and nature whatsoever owned by Grantor, or in which Grantor has or shall have an interest (to the extent same can be mortgaged or an interest therein can be granted if not owned by Grantor), now or hereafter located upon the Premises or any portion thereof, or appurtenances thereto, and used in connection with the present or future operation and occupancy of the Premises or any portion thereof, and all building equipment, materials and supplies of any nature whatsoever owned by Grantor, or in which Grantor has or shall have an interest (to the extent same can be mortgaged or an interest therein can be granted if not owned by Grantor), now or hereafter located in or upon the Premises or any portion thereof, and any building equipment, materials and supplies obtained for use in connection with the Premises or any portion thereof, and all additions, replacements, modifications and alterations of any of the foregoing, including, but without limiting the generality of the foregoing, all heating, lighting, incinerating, waste removal and power equipment, engines, pipes, tanks, motors, conduits, switchboards, radio, television, security and alarm systems, plumbing, lifting, cleaning, fire prevention, fire extinguishing, refrigerating, ventilating, and communications apparatus, air cooling and air conditioning apparatus, escalators, elevators, ducts and compressors (collectively, the "Equipment"), which Equipment shall be deemed to be part and parcel of the real estate and appropriated to the use of the real estate and, whether or not affixed or annexed to the Premises, shall for the purpose of this Security Deed be deemed conclusively to be real estate and conveyed hereby;

     (c) all other furniture, furnishings, decorations, fixtures and equipment owned by Grantor and now or hereafter installed in, affixed to, placed upon or used in connection with the Premises or the business conducted by Grantor thereon, including, without limitation, communication systems, computer systems, hardware and software, furniture, carpeting, art work, lighting fixtures, millwork, draperies, kitchen, restaurant, bar and lounge equipment, laundry equipment, cash registers, safes, safety deposit boxes, office furniture, athletic and pool equipment, gift shop equipment, employees' lockers, coat racks, linens, blankets, pillows and uniforms (to the extent each of the foregoing shall exist), all present and future "accounts", "equipment", "inventory" and "general intangibles" (as such terms are defined in the Uniform Commercial Code as enacted and in effect in the State (the "Code")) relating to the hotel and hotel operations at the Premises, excluding, however, (xx) all property subject to written leases between the owner/installer of such equipment, as lessor, and Grantor, as lessee, as permitted pursuant to the provisions of the Loan Agreement, and (yy) to the extent not assignable or mortgageable under State or local law, alcoholic beverages and licenses to serve alcoholic beverages at the Premises (collectively, the "Personal Property");

     (d) all awards or payments, and any interest paid or payable with respect thereto, which may be made with respect to all or any portion of the Premises, whether from the exercise of right of condemnation, eminent domain or similar proceedings (including any transfer made in lieu of the exercise of said right), or from any taking for public use, or for any other injury to or decrease in the value of all or any portion of the Premises (including, without limitation, any awards resulting from a change of grade of streets and awards for severance damages), all of the foregoing to be held, applied and paid in accordance with the provisions of this Security Deed (collectively, the "Condemnation Proceeds");

     (e) all proceeds of, and any unearned premiums on, the Policies (as hereinafter defined) and any other insurance policies covering all or any portion of the Premises, the Equipment, the Personal Property and/or the Rents (as hereinafter defined), including, without limitation, the right to receive and apply the proceeds of any insurance, judgments, or settlements made in lieu thereof, for damage to all or any portion of the Premises, the Equipment and/or the Personal Property, and any interest actually paid with respect thereto, all of the foregoing to be held, applied and paid in accordance with the provisions of this Security Deed (collectively, the "Insurance Proceeds");

     (f) all refunds or rebates of Impositions (as hereinafter defined), and interest paid or payable with respect thereto (collectively, the "Refunds");

     (g) all leases and other agreements, if any, affecting the use or occupancy of all or any portion of the Premises now in effect or hereafter entered into (including, without limitation, subleases, licenses, concessions, tenancies and other occupancy agreements covering or encumbering all or any portion of the Premises), together with any guarantees, supplements, amendments, modifications, extensions and renewals of the same, and all additional remainders, reversions, and other rights and estates appurtenant thereto (collectively, the "Leases") and absolutely and presently all rents, revenues which Grantor generates from the collection of room rates in the course of its hotel operations, additional rents, percentage rents, revenues, issues, profits, cash collateral, royalties, income, bonuses, rights and benefits due and other benefits now or in the future payable under the Leases, and all security deposits, advance rentals and payments of similar nature (subject to the rights of lessees or depositors thereof) held by Grantor in connection with the Leases, if any, and all proceeds from any and all concessions and license agreements (including, without limitation, receivables, revenues, rentals and receipts from guest rooms, meeting rooms, other public facilities, food and beverage facilities, vending machines, telephone systems, guest laundry and other items of revenue, receipts, or income identified in the Uniform Systems of Accounts for Hotels, 8th Revised Edition, International Association of Hospitality Accountants and Hotel Association of New York) and, as defined under Section 552(b) of the federal bankruptcy code (as amended from time to time, and including any successor legislation thereto, the "Bankruptcy Code"), all other fees, charges, accounts, payments, income, issues, proceeds, product, offspring, profits and benefits of any nature arising from the possession, use, occupancy or enjoyment of the Mortgaged Property (collectively, the "Rents"), together with the right, but not the obligation, following an Event of Default (as hereinafter defined) by Grantor under this Security Deed or any of the other Transaction Documents, to exercise options, to give consents and to collect, receive and receipt for the Rents and apply the Rents to the payment of the Debt and to demand, sue for and recover the Rents when due and payable;

     (h) all contract rights relating to the Mortgaged Property, including, without limitation, and to the extent permitted by applicable law, all permits, licenses, certificates, consents, approvals, authorizations and other documents obtained or to be obtained in connection with the demolition, construction, use, operation or maintenance of the Premises or any portion thereof (collectively, "Permits"), all reciprocal easements, restrictive covenants and similar agreements (collectively, "REAs"), all appurtenances and utility rights pertaining to the Premises or any portion thereof, all zoning, land use, air rights and development agreements, all operating contracts, management agreements, service contracts, supply and maintenance contracts, equipment leases, warranties, guaranties and all other agreements affecting the Premises or any part thereof or used in connection with the management or operation thereof (to the extent assignable pursuant to the provisions of the applicable instrument or agreement creating or conferring such rights or benefits or pursuant to applicable law) together with all of the rights, reversions or equities now or hereafter appurtenant thereto (such Permits, REAs and other appurtenances, rights, contracts and agreements collectively, the "Agreements");

     (i) all of the right, title and interest of Grantor in and to any other property, whether real or personal, tangible or intangible, owned or held in connection with the Premises or the business conducted by Grantor thereon, including, without limitation, appraisals, architectural and engineering plans, specifications and studies (subject to the proprietary rights of others therein), soil, environmental and other reports relating to the Premises (subject to the proprietary rights of others therein), license and contract rights, accounts receivable, warranties, guaranties, catalogues, tenant lists
(but excluding proprietary guest list information), advertising materials relating to the Premises or the business conducted by Grantor thereon, telephone exchange numbers as identified in such materials, trade names, trademarks and logos relating to the Premises or the business conducted by Grantor thereon (subject to the rights of franchisors or licensors) and goodwill relating to the Premises or the business conducted by Grantor thereon;

     (j) all rights of Grantor in and to the Management Agreement (as defined in the Loan Agreement) applicable to the Premises and any other similar agreement or license affecting the management or operation of any part of the Premises (subject in each case to the provisions thereof and any limitations set forth therein);

     (k) all rights of Grantor in any owners' or members' association or similar group having responsibility for managing or operating any part of the Premises;

     (l) all claims against any person or entity with respect to any damage to or loss of the Mortgaged Property, including, without limitation, damage arising from any defect in or with respect to the design or construction of the Improvements or the Equipment and any damage resulting therefrom and all the right to appear in and defend any action or proceeding brought with respect to the Mortgaged Property and to commence any action or proceeding to protect the interest of Grantee in the Mortgaged Property;

     (m) all deposits or other security or advance payments, including rental payments made by or on behalf of Grantor to others, with respect to utility services, cleaning, maintenance, repair and similar services, refuse removal and sewer service, parking and similar services and rights, and rental of Equipment relating to or otherwise used in the operation of the Mortgaged Property;

     (n) all options in connection with the purchase, lease, encumbrance or other disposition of the Mortgaged Property or any interest therein; and

     (o) any and all other, further or additional rights, title, estates and interests which Grantor may now own or hereafter acquire, in and to the Premises and/or the Mortgaged Property, and all renewals, substitutions and replacements of and all additions and appurtenances to the Premises and/or the Mortgaged Property constructed, assembled or placed by Grantor on the Premises, and all conversions of the security constituted thereby which, immediately upon such acquisition, construction, assembling, placement or conversion, as the case may be, and in each such case without any further mortgage, conveyance, assignment or other act by Grantor, shall become subject to the lien of this Security Deed as fully and completely, and with the same effect, as though now owned by Grantor, Grantor expressly agreeing that if Grantor shall at any time acquire any other right, title, estate or interest in and to the Premises and/or the Mortgaged Property, the lien of this Security Deed shall automatically attach to and encumber such other right, title, estate or interest as a lien thereon.

     AND, as additional security, Grantor hereby grants to Grantee a security interest in (1) the Equipment, (2) the Personal Property, (3) the Condemnation Proceeds, (4) the Insurance Proceeds, (5) the Refunds, (6) the Leases, (7) the Rents, (8) the Agreements, (9) to the extent deeds to secure debt or similar lien instruments may lawfully grant the same, all other components of the Mortgaged Property, described in clauses (a) through (o) immediately preceding, and (10) all proceeds of the foregoing collateral described in clauses (1) through (9) (collectively, the "Security Interest Property"), and this Security Deed shall be effective as a security agreement pursuant to the Code.


                                    HABENDUM

     TO HAVE AND TO HOLD the Mortgaged Property, the properties, rights and privileges hereby warranted, bargained, sold, pledged, conveyed, demised, released, granted, assigned, transferred, set over and confirmed, for the benefit and behoof of Grantee, IN FEE SIMPLE FOREVER intended so to be, unto Grantee, its successors and assigns, and with the possession and right of possession thereof, for the uses and purposes herein set forth.

     THIS SECURITY DEED is a deed passing the title to the Mortgaged Property to Grantee and is made under those provisions of the laws of the State of Georgia relating to deeds to secure debt (including without limitation, Chapter 44-14 of the Official Code of Georgia Annotated and is neither a deed of trust nor a mortgage, and is given to secure payment of the Debt and the performance of obligations, covenants, conditions and agreements of the Transaction Documents. References and definitions using terms such as "Mortgaged Property", "Mortgage lien", "Grantor", "Grantee" or to the "lien of this Security Deed" are for convenience only and shall not imply or indicate any intent contrary to the immediately preceding sentence.

     PROVIDED ALWAYS, and these presents are upon the express condition, that if Grantor shall well and truly pay to Grantee the Debt at the time and in the manner provided in the Note, this Security Deed and the other Transaction Documents and shall well and truly abide by and comply with each and every covenant and condition set forth herein, in the Note and in the other Transaction Documents, then these presents and the estate hereby granted shall be cancelled and surrendered.

     Each and every term and provision of all of the Transaction Documents, including the rights, remedies, obligations, covenants, conditions, agreements, indemnities, representations and warranties of all parties thereto are hereby incorporated by reference herein as though set forth in full and shall be considered a part of this Security Deed. Terms used in this Security Deed which are not defined herein or which are not defined by reference to the Loan Agreement shall have the meanings assigned to them in the Loan Agreement.


        REPRESENTATIONS, WARRANTIES, COVENANTS, AGREEMENTS AND CONDITIONS

     THIS SECURITY DEED FURTHER WITNESSETH the following representations, warranties, covenants, agreements and conditions:

     1. Payment of Debt

     (a) Grantor shall punctually pay the Debt at the time and in the manner provided for its payment in the Note. The maturity date of the Note (the "Maturity Date") is the earliest to occur of:

     (i) January 11, 2023; and

     (ii) such earlier date to which the maturity of the Debt may be accelerated upon an Event of Default as otherwise provided in any Transaction Documents.

     (b) All payments of principal and interest accrued thereon shall be made without demand therefor, or presentation or surrender of the Note, to the extent permitted by applicable law.

     2. Warranty of Title

     (a) Grantor specially warrants that it has good and marketable title to the Mortgaged Property and owns the Mortgaged Property free and clear of all liens, claims, charges, restrictions, encumbrances, security interests and other matters, subject only to (i) the lien of this Security Deed and of the other Transaction Documents, (ii) the matters set forth as exceptions to the policies of title insurance (the "Title Policies") relating to the Mortgaged Property issued by Commonwealth Land Title Insurance, First American Title Insurance and Chicago Title Insurance Company in connection with the Loan; (iii) easements and other rights in the Mortgaged Property granted by Grantor in the ordinary course of business which will not, individually or in the aggregate, materially and adversely affect (xx) the Premises, (yy) Grantor's hotel operations thereon, or
(zz) the value or validity of Grantee's lien on and security interest in the Mortgaged Property, (iv) any financing permitted pursuant to Paragraph 3 of this Security Deed, and (v) such other matters to which Grantee shall have consented to in writing (collectively, the "Permitted Exceptions"). All items set forth hereunder as Permitted Exceptions are subject to the additional representations and warranties set forth in Paragraph 4(e) hereof. Grantor represents and warrants that no interest in all or any part of the development rights appurtenant to the Premises have been granted, transferred or assigned by Grantor.

     (b) Grantor, at its sole cost and expense, covenants and agrees to defend its title to the Mortgaged Property and the priority of this Security Deed against all claims and demands of parties claiming or to claim by, through or under Grantor, subject to the Permitted Exceptions and will maintain and preserve such priority as long as the Loan Agreement remains in effect or the Debt (or any portion thereof) remains outstanding.

     3. Further Mortgages and Liens

     (a) This Security Deed is and will be maintained by Grantor as a valid and enforceable security title to, mortgage lien on and security interest in the Mortgaged Property subject only to the Permitted Exceptions. Except for Permitted Subordinate Mortgages (as hereinafter defined), Grantor shall not, directly or indirectly, create or suffer, or permit to be created or suffered, against the Mortgaged Property or any part thereof, including, without limitation, the Rents or the Leases, and Grantor will promptly discharge or bond over, any mortgage, lien (including the liens of mechanics and materialmen), pledge, conditional sale or other title retention agreement, easement or other covenant, attachment, security interest, encumbrance or charge which may affect the Mortgaged Property or any part thereof or interest therein, except (i) the Permitted Exceptions, (ii) Permitted Subordinate Mortgages and (iii) matters being contested in good faith and by appropriate proceedings in the manner permitted by Paragraph 16 of this Security Deed. If any mortgage, other lien or encumbrance not permitted hereunder is filed, Grantor will cause the same to be discharged within thirty (30) days after recordation thereof and will exhibit to Grantee, upon request, evidence of discharge or other disposition satisfactory to Grantee.

     (b) Notwithstanding anything to the contrary contained in Paragraph 3(a), but subject to the requirements set forth in Paragraph 3(c) and (d), Grantor may grant one or more deeds to secure debt on the Mortgaged Property, each subordinate to the lien of this Security Deed (each such deed to secure debt being referred to individually as a "Permitted Subordinate Mortgage" and collectively as the "Permitted Subordinate Mortgages").

     (c) With respect to each Permitted Subordinate Mortgage, but not with respect to an FF&E Financing (as hereinafter defined) (for which the requirements of Paragraph 3(e) (including the provisions cross-referenced therein) shall apply), in addition to the requirements set forth in Paragraph 3(d), the following shall apply:

     (i) no Permitted Subordinate Mortgage shall be permitted to be granted prior to the date which is two (2) years from the date hereof;

     (ii) each Permitted Subordinate Mortgage shall at all times be held by a savings bank, savings and loan association, commercial bank or trust company, insurance company, investment banking institution or a union, federal, state, municipal or secular employee's welfare, benefit, pension or retirement fund;

     (iii) the Debt Service Coverage Ratio (as defined in the Loan Agreement) requirement set forth in the Loan Agreement with respect to maintenance of a Debt Service Coverage Ratio (calculated using all secured and unsecured debt obligations of the Grantor) of at least 2.0:1 shall be satisfied; and

     (iv) the Rating Agencies (as defined in the Loan Agreement) shall confirm that the existence of such Permitted Subordinate Mortgage and the debt secured thereby will not result in a withdrawal, qualification or downgrade of any then existing ratings given by any such Rating Agencies with respect to the Securities (as defined in the Loan Agreement), if applicable.

     (d) The granting of any Permitted Subordinate Mortgage shall be subject to the following additional requirements:

     (i) Grantor shall not then be in default of its obligations under this Security Deed, the Note, or any of the Transaction Documents beyond any applicable cure period;

     (ii) Grantor shall give Grantee written notice (the "Permitted Subordinate Mortgage Notice") of Grantor's intention to enter into a Permitted Subordinate Mortgage not less than thirty (30) days prior to the placement thereof, such notice to be accompanied by a copy of the proposed Permitted Subordinate Mortgage or term sheet setting forth the terms thereof, and shall promptly thereafter deliver to Grantee copies of the proposed Permitted Subordinate Mortgage, when available (if not theretofore delivered), and modifications of the proposed Permitted Subordinate Mortgage and of said term sheet;

     (iii) each Permitted  Subordinate  Mortgage shall be expressly  subject and subordinate in lien to this Security Deed and all of the other Transaction Documents, and any agreement now or hereafter given as additional security for the Note or this Security Deed, and to all of the terms, covenants and conditions of this Security Deed and the other Transaction Documents and said agreements and all extensions, renewals, modifications, supplements, consolidations, spreaders or replacements thereof (each, a "Renewal") and any other action permitted or contemplated by this Security Deed or any other Transaction Document (including, without limitation, increases in the amount of the Loan for accrued and unpaid interest, additional interest, prepayment premiums or charges, Yield Maintenance Premiums, if any, and other fees and charges, and increases in the amount of the Debt resulting from protective advances made by Grantee pursuant to the Transaction Documents, including without limitation, advances made for taxes, insurance premiums, and maintenance of the Premises which are secured by this Security Deed or any other Transaction Document;

     (iv) each Permitted Subordinate Mortgage shall provide that the holder thereof shall furnish the holder of this Security Deed with a copy of any notice of default or legal process sent to Grantor simultaneously with the transmittal thereof to Grantor;

     (v) each Permitted Subordinate Mortgage, and any other document evidencing or securing the debt which such Permitted Subordinate Mortgage secures, shall provide that it is expressly subject and subordinate to any and all advances of the Loan, in whatever amounts and whenever made, with interest thereon, and to any expenses, charges and fees incurred, including any and all such advances, interest, expenses, charges and fees which may increase the indebtedness secured by this Security Deed and any other deeds to secure debt given in connection with the Loan above the original principal amount thereof;

     (vi) each Permitted Subordinate Mortgage shall provide that (A) if any action or proceeding is brought for the foreclosure thereof, the rents from the Mortgaged Property shall be collected only by a receiver appointed by a court or referee after notice of the application for the appointment of such receiver shall have been given to the then holder of this Security Deed, (B) all monies collected by such receiver shall be applied first to the payment of all sums then due which are secured by this Security Deed and the balance, if any, may then be applied to the payment of any sums then due which are secured by said Permitted Subordinate Mortgage and (C) if, during the pendency of any such foreclosure action or proceedings, an action or proceeding shall be brought by the then holder or holders of this Security Deed for the foreclosure of this Security Deed and an application is made by the then holder or holders of this Security Deed for an extension of such receivership for the benefit of the then holder or holders of this Security Deed all such rents held by such receiver, as of the date of such application, shall be applied by the receiver solely for the benefit of the then holder or holders of this Security Deed (including, without limitation, the outstanding principal balance of the Loan, or any portion thereof, if payment of the same is accelerated, and any late charges, or other charges and fees that may be payable, from time to time, in connection with the Loan or any portion thereof) before the holder of such Permitted Subordinate Mortgage shall be entitled to any portion thereof;

     (vii) each Permitted Subordinate Mortgage shall provide that if any action or proceeding shall be brought to foreclose said Permitted Subordinate Mortgage, no tenant of any portion of the Mortgaged Property will be named as a party defendant in any such foreclosure action or proceeding, nor will any other action be taken with respect to any tenant of any portion of the Mortgaged Property the effect of which would be to terminate any lease without the written consent of the then holder or holders of this Security Deed;

     (viii) no holder of a Permitted Subordinate Mortgage shall acquire by subrogation, contract or otherwise, any lien upon any other estate, right or interest in the Mortgaged Property, including, but not limited to, any which may arise with respect to real estate taxes, assessments or other governmental charges which are or may be prior in right to this Security Deed or any other Transaction Document, or any Renewal of this Security Deed or any other Transaction Document, unless within sixty (60) days following written notice of such intention to acquire such other estate, right or interest from the mortgagee thereunder, or its successors or assigns, the then holder of this Security Deed shall fail or refuse to purchase or acquire, by subrogation or otherwise, such prior lien, estate, right or interest, or shall fail, within such period, to commence and thereafter proceed diligently to purchase or acquire the same;

     (ix) each Permitted Subordinate Mortgage shall provide that the mortgagee thereunder, its successors or assigns, or any other legal holder thereof, shall agree to assign and release unto the legal holder of this Security Deed (A) all of its right, title, interest or claim, if any, in and to Insurance Proceeds for application upon the indebtedness secured by, or other disposition thereof in accordance with the provisions of, this Security Deed and (B) all of its right, title and interest, and interest of claim, if any, in and to all Condemnation Proceeds for application upon the indebtedness secured by, or other disposition thereof in accordance with the provisions of, this Security Deed;

     (x) each Permitted Subordinate Mortgage shall provide that so long as this Security Deed and any other mortgages or deeds of trust given in connection with the Loan shall remain upon the Mortgaged Property or any part thereof, the mortgagee thereunder, its successors or assigns or any other legal holder thereof, shall execute, acknowledge and deliver, upon demand, at any time or times, any and all further subordinations or other instruments, in recordable form, reasonably sufficient for that purpose, or that Grantor or Grantee, their respective successors or assigns or other legal holder of this Security Deed, may hereafter reasonably require for carrying out the true purpose and intent of the foregoing covenant;

     (xi) each Permitted Subordinate Mortgage (and any underlying note or obligation) shall be nonrecourse, except for misappropriation of funds, material misrepresentation, fraud and environmental liabilities;

     (xii) a default under any Permitted Subordinate Mortgage as and when declared by the holder thereof shall constitute a default under this Security Deed; a default under any Permitted Subordinate Mortgage not cured within the applicable cure period, if any, shall constitute an Event of Default under this Security Deed; provided that Grantee shall not accelerate the Debt secured by this Security Deed or commence to foreclose the lien of this Security Deed unless and until the holder of the Permitted Subordinate Mortgage then in default accelerates the debt secured thereby or commences to foreclose the lien secured by its Permitted Subordinate Mortgage;

     (xiii) if a Permitted Subordinate Mortgage is not executed and delivered within sixty (60) days after delivery to Grantee of the Permitted Subordinate Mortgage Notice then no such Permitted Subordinate Mortgage may be placed against the Mortgaged Property or any portion thereof unless Grantor again complies with all of the provisions of this Paragraph 3;

     (xiv) a true copy of each Permitted Subordinate Mortgage shall be furnished to Grantee promptly after the execution and delivery thereof;

     (xv) Grantor shall pay Grantee's reasonable attorneys' fees and other reasonable out-of-pocket costs incurred in connection with review and approval of the documentation; and

     (xvi) In no event shall any Permitted Subordinate Mortgage provide for the accrual of all or any portion of the interest payable thereunder (other than normal accruals, not to exceed ninety (90) days in any event), and in no event shall any Permitted Subordinate Mortgage provide for debt service which is dependent upon the amount of cash flow or other proceeds generated from the Premises.

     (e) Grantor may enter into one or more purchase money financings, not secured by a lien on real property, in connection with the purchase of furniture, fixtures and/or equipment for the Premises (each, an "FF&E Financing"); provided that each FF&E Financing secures a principal balance not in excess of $5,000,000.00. The FF&E Financing granted from time to time by Grantor, if any, need not comply with the provisions of sub-clauses (i), (ii),
(iii) or (iv) of Paragraph 3(c) or the provisions of Paragraph 3(d) other than clause (i) of such Paragraph 3(d).

     4. Representations and Warranties. To induce Grantee to accept the Note and this Security Deed, and to make the Loan evidenced by the Note and secured by this Security Deed, Grantor represents and warrants to Grantee that:

     (a) The covenants in this Security Deed and in the other Transaction Documents have been observed and performed in all material respects to the extent applicable on and as of the date hereof. The representations and warranties in this Security Deed and in the other Transaction Documents are true and correct in all material respects on and as of the date hereof. All such covenants, representations and warranties are hereby incorporated by reference.

     (b) The granting of this Security Deed, the consummation of the transactions herein contemplated and the execution and delivery of, and the performance and observance of Grantor's obligations under this Security Deed, the other Transaction Documents and other instruments herein mentioned to which Grantor is a party and which have been executed and delivered in connection with the transactions contemplated in the Transaction Documents have been duly authorized by all necessary action on the part of Grantor and its general partner and, to the Best Knowledge of Grantor (as such term is defined in
Paragraph 46(a) hereof), no other consent, license, permit, approval or authorization of, exemption by, notice or report to, or registration, filing or declaration with, any Governmental Authority (as hereinafter defined) (collectively, "Approvals") is required which has not been obtained by Grantor in connection with the execution, delivery or performance by Grantor of this Security Deed, the other Transaction Documents and other instruments herein mentioned to which Grantor is a party. For the purposes hereof, "Governmental Authority" shall mean any court, agency, authority, board (including, without limitation, environmental protection, planning and zoning), bureau, commission, department, office or instrumentality of any nature whatsoever of any governmental or quasi-governmental unit of the United States or the State or the county or city where the Premises are located or any political subdivision of any of the foregoing, whether now or hereafter in existence, or any officer or official thereof, having jurisdiction over Grantor or the Mortgaged Property or any portion thereof.

     (c) This Security Deed and each of the other Transaction Documents have been duly authorized, executed and delivered on behalf of Grantor by its general partner, and this Security Deed constitutes, and each of the other Transaction Documents and other instruments mentioned herein to which Grantor is a party constitute, a legal, valid and binding obligation of Grantor, enforceable against Grantor in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, moratorium, reorganization or other similar laws affecting the enforcement of creditors' rights generally or by principles of equity or public policy (whether asserted in equity or in proceedings at law).

     (d) This Security Deed constitutes a valid mortgage lien on, and, to the extent permitted by applicable law, security interest in, the Mortgaged Property, subject to no liens, charges or encumbrances other than the Permitted Exceptions. There are no defenses, counterclaims or offsets to Grantor's obligation to pay the Debt pursuant to this Security Deed, the Note or any of the other Transaction Documents. To the Best Knowledge of Grantor, there are no defenses, counterclaims or offsets to any of Grantor's other obligations pursuant to this Security Deed, the Note or any of the other Transaction Documents.

     (e) The Permitted Exceptions do not and will not materially and adversely interfere with (i) the ability of Grantor to pay in full the Debt in the manner required by the Note or (ii) the use of the Mortgaged Property for the use currently being made thereof, the operation of the Mortgaged Property as currently being operated for hotel purposes or the value of the Mortgaged Property.

     (f) Except as set forth on the "Disclosure Schedule" (as defined in the Loan Agreement), and approved by Grantee in writing, there are no Leases affecting the Mortgaged Property. To the extent that the Disclosure Schedule lists any leases affecting the Mortgaged Property, to the Best Knowledge of Grantor, except as expressly disclosed on the Disclosure Schedule (i) no tenant under any of the Leases is entitled to any rent concession, (ii) Grantor has not accepted any prepayment of any rent, additional rent or other sums due under any of the Leases, except a payment of rent or additional rent one (1) month in advance or a prepayment in the nature of security for the performance of obligations of the tenant under any of the Leases and (iii) no tenant has any defense, set-off or counterclaim against Grantor or to the payment of any rent, additional rent or other sums payable pursuant to its Lease or to the performance of any obligations of the tenant thereunder. No tenant under any of the Leases has any right or option relating to the sale or other disposition of any of the Mortgaged Property.

     (g) The copies of the Leases, if any, previously delivered by Grantor to Grantee are true, correct and complete copies of those documents, and contain the entire agreement between the parties thereto with respect to the subject matter thereof.

     (h) Except as set forth in the Disclosure Schedule applicable to the Mortgaged Property, Grantor has obtained or has caused Manager to obtain (i) where required by applicable law, a valid, permanent Certificate of Occupancy for the Improvements which permits the uses to which the Premises are put and the uses permitted under any applicable Lease, and in such instances where relevant, such Certificate of Occupancy is in full force and effect, and (ii) all Permits of all Governmental Authorities required with respect to the use, operation, ownership and maintenance of the Mortgaged Property, and all of the same are in full force and effect and the Improvements comply in all material respects therewith.

     (i) Grantor has all easements, appurtenances or other rights and interests, including those for use, maintenance, and access (by pedestrians, automobiles and trucks) necessary or appropriate for the full and proper operation, repair, maintenance, occupancy and use of every portion of the Mortgaged Property as a full-service, first-class Marriott hotel and in compliance with the Loan Agreement. To the Best Knowledge of Grantor, all utility services necessary for the operation and occupancy of the Mortgaged Property for such purposes are available at the Mortgaged Property and will continue to be operational and adequate.

     (j) Grantor's possession of the Premises has been peaceable and undisturbed and Grantor's title thereto has never been disputed or questioned and, except for the Permitted Exceptions Grantor does not know of any facts by reason of which any adverse claim to any part of the Mortgaged Property or to any undivided interest therein might be made.

     (k) Except as disclosed on the Title Policies or set forth on the Disclosure Schedule applicable to the Premises and approved in writing by Grantee, no condemnation or eminent domain proceedings or other exercise of the right of eminent domain or conveyance in lieu of condemnation (hereinafter collectively called "Condemnation Proceedings") have been commenced and remain ongoing with respect to the Mortgaged Property or any portion thereof and, to the Best Knowledge of Grantor, no Condemnation Proceedings are pending, nor has Grantor received written notice of any threatened Condemnation Proceedings.

     (l) All costs arising from the construction of the Improvements have been fully paid. All Equipment, Personal Property and all other fixtures and articles of personalty attached to the Premises, or usable in connection with the operation and maintenance thereof (xx) have been fully paid for other than for purchase money financing in de minimis amounts not exceeding $5,000,000, (yy) are the property of Grantor and (zz) except for property subject to the foregoing purchase money financings, are not subject to any conditional bills of sale, chattel mortgages or any other title retention agreement of a similar nature or to any other liens or encumbrances other than those created by the Transaction Documents or otherwise specifically permitted hereunder, except for:

     (i) such matters as are set forth on the Disclosure Schedule applicable to the Premises and approved in writing by Grantee, which shall include existing purchase money equipment arrangements;

     (ii) such matters which, pursuant to the Loan Agreement, or as defined in this Paragraph 4(l), as de minimis and not required to be disclosed;

     (iii) Equipment or Personal Property subject to written leases between the owner/installer of such Equipment and/or Personal Property, as lessor, and Grantor, as lessee, to the extent permitted in the Loan Agreement; and

     (iv) Equipment or Personal Property, if any, that is owned by tenants or guests at the Premises.

     (m) Grantor is not a "national" of a "designated foreign country" (or a person defined as a "designated foreign country") as such quoted terms are defined in the Foreign or Cuban Assets Control Regulations of the United States Treasury Department, 31 CFR, Subtitle B, Chapter V, as amended, or any regulation or ruling issued thereunder.

     (n) Grantor, pursuant to the Title Policies, or an irrevocable commitment therefor, effective as of the date of the closing of the Loan has caused to be issued to Grantee an ALTA Lender's title insurance policy insuring a valid first lien on the Premises, subject only to the Permitted Exceptions which Title
Policies are in full force and effect and are freely assignable to and will inure to the benefit of any trustee or servicer selected by Grantee in connection with a Securitization (as defined in the Loan Agreement).

     (o) To the Best Knowledge of Grantor, no representation or information contained herein or in any other Transaction Document, nor any written statement or other instrument furnished, or to be furnished, to Grantee or any other person entitled thereto under the terms of the Transaction Documents executed by Grantor or its general partner taken as a whole contains, or will contain, any untrue statement of a material fact, or omits, or will omit, to state a material fact necessary to make the statements contained herein or therein not materially misleading.

     5. Covenants of Grantor as to Performance and Other Matters

     (a) Grantor shall duly perform and observe all of the agreements, covenants, conditions and obligations imposed by the provisions of this Security Deed, the Note, the other Transaction Documents or imposed upon or assumed by Grantor by virtue of the provisions of the Permitted Exceptions or any deed, conveyance, agreement, statute or ordinance pursuant to which Grantor or any predecessor in title of the Mortgaged Property acquired the Mortgaged Property or any right or privileges appurtenant thereto or for the benefit thereof.

     (b) Grantor shall, so long as Grantor is the owner of the Mortgaged Property, do all things necessary to preserve and keep in full force and effect the existence, rights and privileges of Grantor under the laws of the state of its formation and the State in which the Premises are located.

     (c) Grantor shall not, without the prior written consent of Grantee, which consent shall not be unreasonably withheld, conditioned or delayed, institute, join in, execute or consent to any change in any covenant, condition, restriction, easement, declaration, zoning ordinance, or other public or private restriction limiting, defining or otherwise controlling construction on or use(s) of all or any part of the Mortgaged Property.

     (d) Except as expressly permitted in the Loan Agreement or any other Transaction Document, Grantor shall not, without the prior written consent of Grantee, which consent shall not be unreasonably withheld, conditioned or delayed, enter into, amend or modify any agreements relating to the management of the Mortgaged Property or the operation of the hotel or hotel operations thereon.

     (e) Except as expressly permitted in the Loan Agreement, Grantor shall not, without the prior written consent of Grantee, enter into, amend or modify any agreements relating to the Mortgaged Property or the operation of the hotel or hotel operations thereon with any "Affiliate" (as defined in the Loan Agreement) of Grantor except on terms that are no less favorable to Grantor than would be contained in similar arrangements on arms length terms with independent third parties consistent with any provisions of the Loan Agreement. All such agreements shall to the extent required under the Transaction Documents be fully and expressly subject and subordinate in all respects to the Debt, this Security Deed, and the Transaction Documents and to any and all extensions, renewals, additions, modifications, increases, consolidations, spreaders, amendments, replacements, restatements and substitutions hereof and thereof.

     (f) Grantor shall obtain all Approvals, if any, required in connection with the execution, delivery or performance by Grantor of this Security Deed, the other Transaction Documents and the other instruments herein mentioned to which Grantor is a party.

     (g) Grantor shall cause all Permits and Certificates of Occupancy required with respect to the use, operation, ownership and maintenance of the Mortgaged Property to remain in full force and effect at all times during the term hereof, and Grantor shall not permit or suffer to exist a violation of any such Permit or Certificate of Occupancy, or enter into any Lease which causes or permits the violation thereof.

     6. Due on Sale or Encumbrance

     (a) Grantor acknowledges that the continuous ownership, operation and management of the Mortgaged Property by Grantor (directly, or through the Manager) is of a material nature to this transaction and the making of the Loan evidenced and secured by this Security Deed and the other Transaction Documents. Grantor hereby covenants and agrees that Grantor shall not, without the written consent of Grantee, directly or indirectly, voluntarily or involuntarily or by operation of law, (i) dissolve, or terminate or amend the terms of the existence of the Grantor or its general partner in any respect that is not expressly permitted by the Transaction Documents, or (ii) sell, convey, assign, mortgage, encumber (except by the Permitted Exceptions), hypothecate or otherwise transfer, alienate or dispose of, including, without limitation, any lease of the Premises as a whole or substantially as a whole, any interest in the Mortgaged Property or any legal or beneficial interest in the Grantor or its general partner, except as expressly permitted by the Transaction Documents.

     (b) If Grantee shall not consent in writing to a sale, conveyance, assignment, mortgaging, encumbering or other transfer, alienation or disposition prohibited by subparagraph 6.(a) hereof, and Grantor nevertheless proceeds with such sale, conveyance, assignment, mortgaging, encumbering or other transfer, alienation or disposition, then Grantee may, at its option, and without limiting any other right or remedy available to Grantee hereunder, at law or in equity (but subject to Grantor's right pursuant to and in accordance with the Loan Agreement to obtain the release by Grantee of the Mortgaged Property), in its sole and absolute discretion and without regard to the adequacy of its security, declare the Note, in whole or in part, immediately due and payable.

     (c) The giving of written consent by Grantee to the transfer, alienation or disposition of all or any part of the Mortgaged Property or any interest in the Mortgaged Property or Grantor or its general partner in any one or more instances shall not limit or be deemed a waiver of the requirement for such consent in any other or subsequent instances. Except as otherwise expressly provided to the contrary in any Transaction Document, if any mortgage, encumbrance or other lien shall be placed on the Mortgaged Property or any portion thereof (other than this Security Deed) without the prior written consent of Grantee, such prohibited lien shall be deemed to be null and void ab initio.

     7. Hazardous Substances

     (a) As used herein:

     (i) "Environment" shall mean soil, surface waters, ground waters, land, stream, sediments, surface or subsurface strata and ambient air.

     (ii) "Environmental Laws" shall mean all Federal, state and local environmental, health or safety laws, regulations, ordinances, orders, actions, policies and rules of common law (whether now existing or hereafter enacted or promulgated), of all Governmental Authorities and all applicable judicial and administrative and regulatory decrees, judgments and orders, including common law rulings and determinations, relating to injury to, or the protection of, human health or the Environment, including, without limitation, all requirements pertaining to reporting, licensing, permitting, investigation, remediation and removal of emissions, discharges, releases or threatened releases of Hazardous Substances, into the Environment, or relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of Hazardous Substances.

     (iii)   "Environmental   Report"  shall  mean  the  environmental   reports
(described in the Disclosure Schedule) applicable to the Premises or any update thereof or supplement thereto.

     (iv) "Hazardous Substances" shall mean any chemical, material, gas, vapor, energy, radiation or substance (A) the presence of which requires or may hereafter require notification, investigation or remediation under any applicable Environmental Law, (B) which is or becomes defined as a "hazardous waste", "hazardous material" or "hazardous substance" or "controlled industrial waste" or "pollutant" or "contaminant" under any present or future Environmental Laws, (C) which is toxic, explosive, corrosive, flammable, infectious, radioactive, carcinogenic, mutagenic or otherwise hazardous and is or becomes regulated by any Governmental Authority, (D) the presence of which on the Mortgaged Property poses a hazard to the Mortgaged Property or to the health or safety of persons or property on or about the Mortgaged Property, (E) without limitation, which contains gasoline, diesel fuel or other petroleum hydrocarbons or volatile organic compounds, (F) without limitation, which contains PCBs or asbestos or urea formaldehyde foam insulation, or (G) without limitation, which contains or emits radioactive particles, waves or material, including radon gas in amounts the presence of which poses or threatens to pose a hazard to the Mortgaged Property or to the health or safety of persons or property on or about the Mortgaged Property.

     (b) Grantor hereby represents and warrants as of the date hereof as follows:

     (i) Except as set forth in the applicable Environmental Report:

     (A) neither Grantor nor, to the Best Knowledge of Grantor, any prior owner, occupant or user of the Mortgaged Property nor any other person (each, a "Prior User") has engaged in or permitted any operations or activities upon, or any use or occupancy of the Mortgaged Property, or any portion thereof, for the purpose of or in any way involving the handling, manufacture, treatment, storage, use, generation, release, discharge, refining, dumping or disposal of any Hazardous Substances (whether legal or illegal, accidental or intentional) on, under, in or about the Mortgaged Property, except to the extent commonly used in the day-to-day operation of the Mortgaged Property and in such case substantially in compliance with all Environmental Laws;

     (B) neither Grantor nor, to the Best Knowledge of Grantor, any Prior User, has transported any Hazardous Substances to, from or across the Mortgaged Property, except substantially in compliance with all Environmental Laws;

     (C) to the Best Knowledge of Grantor, no Hazardous Substances have migrated from other properties upon, about or beneath the Mortgaged Property; and

     (D) to the Best Knowledge of Grantor, there are no Hazardous Substances presently deposited, stored, or otherwise included in or located on, under, in or about the Mortgaged Property, except Hazardous Substances stored and used in amounts reasonably related to the normal operation of the Mortgaged Property for hotel operations and in such case substantially in compliance with all Environmental Laws.

     (ii) Except as set forth in the applicable Environmental Report, the Mortgaged Property and the use, maintenance and operation of the Mortgaged
Property, and all activities and conduct of business related thereto, substantially comply and to the Best Knowledge of Grantor have at all relevant times substantially complied with all Environmental Laws, and no activity on or condition of the Property has been alleged in writing to Grantor to be a material nuisance with respect to any third party.

     (iii) Grantor has obtained any or all permits, licenses and authorizations necessary to Grantor's operation of the Mortgaged Property under applicable Environmental Laws, including laws relating to emissions, discharges, releases or threatened releases of Hazardous Substances into the Environment or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of Hazardous Substances. To the Best Knowledge of Grantor, Grantor and the Mortgaged Property are substantially in compliance with all terms and conditions of any required permits, licenses and authorizations.

     (iv) Except as set forth in the applicable Environmental Report, neither Grantor nor, to the Best Knowledge of Grantor, any Prior User has received notice or other communication from a Governmental Authority having jurisdiction over the Grantor, the Mortgaged Property or any such Prior User concerning any alleged violation of or liability under any Environmental Laws with respect to the Mortgaged Property. Additionally, Grantor has not received notice or other communication from a Governmental Authority concerning any alleged material violation or material liability under any Environmental Laws by Grantor, or relating in whole or in part to the Mortgaged Property, or with respect to the real property adjacent to the Mortgaged Property, it being understood that the term "adjacent" shall refer to real property within the relevant radius for the violation of applicable Environmental Laws as set forth in the applicable
Environmental Report. Except as set forth in the applicable Environmental Report, there exists no writ, injunction, decree, order or judgment outstanding, nor any lawsuit, claim, proceeding, citation, directive, summons or investigation, pending or, to the Best Knowledge of Grantor, threatened, relating to the ownership, use, maintenance or operation of the Mortgaged Property by any person or entity, or related to any alleged violation of Environmental Laws, or any suspected presence of Hazardous Substances thereon.

     (v) Except to the extent set forth in the applicable Environmental Report, Grantor has not placed, nor to Grantor's Best Knowledge has there been constructed, placed, deposited, stored, disposed of or located on the Mortgaged Property any PCB nor any transformer, capacitor, ballast, or other equipment which contains dielectric fluid containing PCBs in concentrations that exceed federal standards, nor any asbestos or asbestos-containing materials nor any insulating material containing urea formaldehyde or any radon gas in amounts the presence of which poses or threatens to pose a hazard to the Mortgaged Property or to the health or safety of persons or property on or about the Mortgaged Property. To the Best Knowledge of Grantor, except to the extent set forth in the Environmental Report or as may have been removed in accordance with Environmental Laws, no underground improvements, including, but not limited to, treatment or storage tanks, or water, gas or oil wells, are located on the Mortgaged Property.

     (c) Grantor hereby covenants and agrees that Grantor shall not, unless Grantee shall otherwise consent in writing:

     (i) Cause or, to the best of Grantor's ability to prevent such activity, permit or suffer any Hazardous Substance to be brought upon, treated, kept, stored, disposed of, discharged, released, produced, manufactured, generated, refined or used upon, about or beneath the Mortgaged Property or any portion thereof by Grantor, its agents, employees, contractors, invitees, tenants, or any other person, except to the extent commonly used in the ordinary operation of the Mortgaged Property or in any such contractor's ordinary course of trade, and in each case in compliance with applicable Environmental Laws. The foregoing shall not apply to any Hazardous Substances that may have migrated or leached onto the Mortgaged Property from any other property.

     (ii) Cause, permit or suffer the existence or the commission by Grantor, its agents, employees, or contractors of a violation of any Environmental Laws upon, about or beneath the Mortgaged Property or any portion thereof and Grantor shall use commercially reasonable efforts to prevent any such violation of any Environmental Laws by any invitees or any other person on the Mortgaged Property. Any removal or encapsulation of or other remedial action taken by or on behalf of Grantor in connection with any Hazardous Substance located on the Mortgaged Property (including, without limitation, subsequent disposal thereof) shall be performed in accordance with all applicable Environmental Laws and other Legal Requirements (as defined in Paragraph 15 hereof).

     (iii) Subject to the provisions of Paragraph 16 hereof relating to permitted contests, create, or to the best of Grantor's ability to prevent such encumbrances, suffer to exist with respect to the Mortgaged Property, or permit any of its agents to create or suffer to exist, any lien, security interest or other charge or encumbrance of any kind under any Environmental Laws, including, without limitation, any lien imposed pursuant to section 107(l) of the Superfund Amendments and Reauthorization Act of 1986 (42 U.S.C. Section 9607(1)) or any similar state statute.

     (d) Grantor hereby covenants and agrees that Grantor will at all times comply with the following requirements:

     (i) Grantor shall, at its sole cost and expense, but without waiver or limitation of any rights or remedies Grantor may have against anyone other than Grantee, promptly take all actions required of Grantor or any Affiliate of Grantor by any Governmental Authority which arise from the presence upon, about or beneath the Mortgaged Property of a Hazardous Substance or a violation of Environmental Laws. Such action shall include, but not be limited to, the investigation of the environmental condition of the Mortgaged Property, the preparation of any feasibility studies, reports or remedial plans, and the performance of any clean-up, remediation, containment, operation, maintenance, monitoring or restoration work, whether on or off the Mortgaged Property, to the extent required by applicable Environmental Laws. Grantor shall take all actions necessary to restore the Mortgaged Property to a condition that complies with any standard of remediation required under applicable Environmental Law. Grantor shall proceed continuously and diligently with all such required investigatory and remedial actions, provided that in all cases such actions shall be in accordance with all applicable Environmental Laws. Any such actions shall be performed in a good, safe and workmanlike manner and shall, to the extent practicable, minimize any impact on the business conducted at the Mortgaged Property. Grantor shall pay all costs in connection with such investigatory and remedial activities, including, but not limited to, all power and utility costs, and any and all taxes or fees that may be applicable to such activities. Grantor shall promptly provide to Grantee copies of testing results and reports that are generated in connection with the above activities. If required by applicable Environmental Law, promptly upon completion of such investigation and remediation, Grantor shall permanently seal or cap all monitoring wells and test holes in compliance with applicable Legal Requirements and industry standards, remove all associated equipment, and restore the Mortgaged Property, which shall include, without limitation, the repair of any surface damage, including paving, caused by such investigation or remediation. Nothing in this subsection shall preclude the performance of any action required by any Governmental Authority, as described above, by anyone other than Grantor or Grantee. In such event, Grantor shall take all appropriate measures to ensure that such action is performed in accordance with all applicable Environmental Laws, and is consistent with the terms of this Security Deed.

     (ii) If Grantor shall become aware of or receive  actual notice  concerning any actual, alleged or suspected violation of or liability under any Environmental Laws, or a substantial risk that any such Environmental Law will be violated with respect to the Premises, or that any representation of Grantor contained herein relating to Hazardous Substance is not or is no longer accurate in any material respect, including but not limited to actual notice or other written communication concerning any actual or threatened investigation, inquiry, lawsuit, claim, citation, directive, summons, proceeding, complaint, notice, order, writ or injunction, relating to same, and including without limitation any notice or other communication by Grantor, then Grantor shall deliver to Grantee, (x) within ten (10) days after receipt of such notice, a written description of said violation, liability, investigation or actual or threatened event or condition, together with copies of any documents evidencing same and (y) within thirty (30) days after receipt of such notice, a written description of the corrective action, if any, proposed by Grantor in response thereto. Receipt of such notices by Grantee shall not be deemed to create any obligation on the part of Grantee to defend or otherwise respond to any such notification.

     (iii) Grantee shall have the right (but not the obligation) to enter upon the Mortgaged Property, from time to time at reasonable times and upon reasonable notice, and in its sole and absolute discretion, to conduct inspections of the Mortgaged Property and the activities conducted thereon to determine compliance with all Environmental Laws, the presence of Hazardous Substances and the existence of any potential damages as a result of the condition of the Mortgaged Property. In furtherance thereof, Grantor hereby grants to Grantee, and its agents, employees, and qualified consultants and contractors, the right to enter upon the Mortgaged Property and to perform such tests on the Mortgaged Property as are reasonably necessary to make such determination. Grantee shall conduct such inspections and tests at reasonable times, shall use its best efforts to minimize interference with the operation of the Mortgaged Property and agrees to restore the condition of the Mortgaged Property to substantially the same condition as existed immediately before such tests were performed, and Grantee shall not be liable for any interference caused thereby unless due to the gross negligence or willful misconduct or omission of Grantee.

     8. Insurance

     (a) The insurance requirements set forth on Schedule X annexed hereto are incorporated by reference herein and are made a part of this Security Deed. At Grantor's expense, Grantor shall maintain continuously during the term of this Security Deed policies of insurance (collectively, the "Policies") in form and in amounts and issued by companies, associations or organizations satisfactory to Grantee and meeting the requirements set forth in Schedule X.

     (b) When and if required by the applicable insurance company, Grantor shall furnish Grantee with an appraisal satisfactory to Grantee showing the full replacement value of the Improvements, the Equipment and the Personal Property.

     (c) At the request of Grantee, Grantor shall assign (provided that such policy assignments have the approval of the property insurer) the Property Policies to Grantee for the benefit of Grantee as collateral and further security for the payment of the Debt. In the event of a foreclosure of this Security Deed, the purchaser of the Mortgaged Property shall succeed to all the rights of Grantor to the extent permissible under the Policies and applicable law, including any right to the allocated unearned premiums, in and to the Policies assigned or delivered to Grantee pursuant to this Paragraph.

     (d) If Grantor fails to maintain the insurance required to be maintained hereunder or on Schedule X or fails to deliver evidence of insurance, Grantee may, but shall not be obligated to on not less than five (5) Business Days' written notice to Grantor (or sooner, if required to replace any insurance before it expires), obtain insurance and pay the premiums therefor on behalf of Grantor if Grantor does not immediately obtain such insurance, and Grantor shall reimburse Grantee, on written demand, for all sums advanced and expenses incurred in connection therewith. Such sums and expenses, together with interest thereon at the Default Rate (as defined in Paragraph 20), shall be deemed part of the Debt and secured by the lien of this Security Deed.

     (e) Nothing contained in this Paragraph 8 or elsewhere in this Security Deed shall relieve Grantor of its duty to maintain, repair, replace or restore the Improvements, the Equipment or the Personal Property or rebuild the Improvements, from time to time, as required by the Transaction Documents, following damage thereto or destruction thereof whether or not sufficient proceeds of insurance are available to defray the cost of such repairs or restoration, and following any condemnation of all or any portion of the Mortgaged Property, and nothing contained in this Paragraph 8 or elsewhere in this Security Deed shall relieve Grantor of its duty to pay the Debt, which shall be absolute, regardless of the occurrence of damage to or destruction of or condemnation of all or any portion of the Mortgaged Property.

     (f) In the event that prior to payment in full of the Debt, any property insurance claim under any Property Policy has not been paid and distributed in accordance with the terms of this Security Deed, and any such claim shall be paid after foreclosure of this Security Deed or other transfer of title to the Mortgaged Property shall have resulted in extinguishing the Debt for an amount less than the total of the unpaid principal balance together with accrued interest and the Yield Maintenance Premium, if any, plus costs and disbursements at the time of the extinguishment of the Debt, and such insurance claim is thereafter paid, then and in that event that portion of the payment in satisfaction of the claim which is equal to the aforesaid deficiency shall belong to and be the property of Grantee as its interest may appear and shall be paid to Grantee as its interest may appear, and Grantor hereby assigns, transfers and sets over to Grantee all of Grantor's right, title and interest in and to said sums. The balance, if any, shall be promptly paid to, or as directed by, Grantor. Notwithstanding the above, Grantor shall retain an interest in the Policies above described during any redemption period. The provisions of this Paragraph 8(f) shall survive the termination of this Security Deed by foreclosure or otherwise as a consequence of the exercise of any rights and remedies of Grantee hereunder after an Event of Default.

     9. Payment of Impositions and Utility Charges

     (a) Except as specifically provided in the cash management procedures set forth in the Loan Agreement or the Exhibits thereto (collectively, the "Cash Management Procedures") and subject to the provisions of Paragraph 16 hereof, Grantor shall pay or cause to be paid, before any interest or penalty for non-payment attaches thereto, all taxes, assessments, water rates, sewer rents, vault charges, permit fees, user fees, ground rents, maintenance charges and other governmental charges, and other charges of any kind or nature whatsoever, general or special, ordinary or extraordinary, now or hereafter levied, assessed or imposed upon or which constitute a lien upon or against the Mortgaged Property or any portion thereof, or upon the Rents derived from the Mortgaged Property or arising in respect of the occupancy, use or possession thereof (collectively, the "Impositions"). If Grantor shall fail to pay or cause to be paid any Impositions before any interest or penalty for non-payment attaches thereto, Grantee shall have the right, but shall not be obligated (except as specifically provided under the Cash Management Procedures), to pay such Impositions upon not less than five (5) Business Days' prior written notice to Grantor (subject to the provisions of the next succeeding sentence), and Grantor shall repay to Grantee, within ten (10) days after written demand, any amount so paid by Grantee, with interest thereon (xx) at the regular Base Rate provided for in the Note from the date of Grantee's payment up to the date of demand for repayment by Grantee, and (yy) at the Default Rate from and including the date of such demand by Grantee to the date of repayment by Grantor, and such amount, together with such interest, shall constitute a portion of the Debt secured by the lien of this Security Deed. If an Escrow Fund (as defined in Paragraph 10) is in effect with respect to the Loan, Grantee shall not be required to give Grantor prior written notice of payments from such Escrow Fund with respect to Impositions and the provisions of Paragraph 10 of this Security Deed and any Collateral Account Agreement or similar agreement with respect to such Escrow Funds shall apply. In the case of any assessment payable in installments, each installment thereof shall be paid prior to or on the date on which such installment becomes due and payable without imposition of any fine, penalty, interest or cost. Grantor shall not be entitled to any credit on the Note, or any other sums which may become payable under the terms thereof or hereof, or otherwise, by reason of the payment of the Impositions.

     (b) Grantor shall promptly deliver to Grantee, upon request, receipted bills, canceled checks or other evidence reasonably satisfactory to Grantee evidencing the payment of the Impositions. The certificate, advice or bill of the appropriate official designated by law to make or issue the same or to receive payment of such Imposition shall be prima facie evidence that such Imposition is due and unpaid at the time of the making or issuance of such certificate, advice or bill. If Grantor shall fail to provide Grantee with such evidence evidencing the payment of Impositions within thirty (30) days after notice, Grantor shall pay Grantee, on written demand, all charges, payments, fees, costs or expenses reasonably incurred by Grantee in connection with obtaining evidence satisfactory to Grantee that payment of all Impositions is current and that there are no Impositions due and owing or which have become a lien on the Mortgaged Property or any portion thereof or any appurtenances thereto.

     (c) Grantor shall timely pay or cause to be paid all charges for electricity, power, gas, water and other utilities used in connection with the Mortgaged Property and, upon the written request of Grantee, Grantor shall promptly deliver to Grantee receipted bills, canceled checks or other evidence reasonably satisfactory to Grantee evidencing the payment of such charges.

     10. Escrow Fund

     (a) Grantor shall, at the option of Grantee to be exercised by written notice at any time after the occurrence of an Event of Default, or as otherwise required by the Cash Management Procedures, pay to Grantee (or, if applicable, any servicer named in or named pursuant to the Loan Agreement for the benefit of Grantee) the amount required in connection with the Escrow Fund under the Cash Management Procedures, if any, on or before the date required by the Cash Management Procedures. If at any time such Cash Management Procedures are not in effect, on the Debt Service Payment Date (as defined in the Note), Grantor shall, at the option of Grantee to be exercised by written notice after the occurrence of an Event of Default, deposit with Grantee an amount (hereinafter referred to as the "Escrow Fund") which amount, at the option of Grantee, shall be the amount which would have been required by the Cash Management Procedures, if any, including Paragraph 6.1 thereof, had the Cash Management Procedures been in effect, or, at Grantee's option, an amount equal to one-twelfth (1/12th) of the amount which would be sufficient to pay the Impositions and all premiums on the Policies payable, or estimated by Grantee to be payable, during the ensuing twelve (12) months. Such deposits shall not be, nor be deemed to be, trust funds and shall be held by Grantee in a segregated sub-account of the Cash Collateral Account (as defined in the Loan Agreement) (the "Tax and Insurance Account") and invested in Permitted Investments (as hereinafter defined) (except as otherwise required by any Legal Requirement) which shall be free of any liens or claims on the part of creditors of Grantor.

     (b) Grantee will apply monies in the Escrow Fund, if any, (and any earnings inuring thereon) to the payment when due of Impositions and premiums on the Policies which are required to be paid by Grantor pursuant to the provisions of the Cash Management Procedures, or if such Cash Management Procedures are not in effect, this Security Deed. If the amount of the Escrow Fund shall exceed the amount of the Impositions and premiums on the Policies payable by Grantor pursuant to the provisions of this Security Deed, Grantee shall, in its sole discretion (i) return any excess to Grantor or (ii) credit such excess against future payments to be made to the Escrow Fund. In allocating such excess, Grantee may deal with the person shown on the records of Grantee to be the owner of the Mortgaged Property. If the Escrow Fund is not sufficient to pay the Impositions and premiums on the Policies as the same become due and payable, Grantor shall pay to Grantee an amount which Grantee shall estimate as sufficient to make up the deficiency.

     (c) Until expended or applied as above provided, any amounts in the Escrow Fund shall constitute additional security for the Debt. If this Security Deed is sold or assigned, Grantee shall transfer to the assignee the amount then held by Grantee under this Paragraph 10, and upon delivery to the Grantor of evidence of such assignment and transfer, together with a written acknowledgement of receipt of such amount by the transferee, the transferring Grantee shall not have any further obligation to Grantor with respect to such amount. If at any time
Grantor tenders to Grantee full payment of the entire Debt, including any applicable premium or penalty, and Grantee has no further obligation under the Loan Agreement to make Advances, Grantee shall credit to the account of Grantor any balance remaining in the Escrow Fund accumulated by Grantee under this Paragraph 10, including interest earned thereon. Upon the occurrence and during the continuation of an Event of Default, Grantee shall be authorized and empowered (but not required) to apply the balance remaining in the Escrow Fund in the manner set forth in Paragraph 23 hereof and shall give Grantor prompt notice thereof.

     11. Leases and Rents

     (a) Grantor hereby grants and assigns to Grantee the right to enter the Mortgaged Property for the purpose of enforcing its interest in the Leases, if any, and collecting the Rents, this Security Deed constituting a present, absolute assignment of the Leases and Rents. Notwithstanding the foregoing, but subject to the terms and conditions of this Paragraph 11, Grantee hereby grants to Grantor a revocable license to operate and manage the Mortgaged Property and to collect the Rents. Grantor shall hold the Rents, or an amount sufficient to discharge all current sums due on the Debt, in trust for use in payment of the Debt. The license herein granted to Grantor to collect the Rents and enforce its interests in the Leases may be revoked by Grantee following an Event of Default under this Security Deed or any of the other Transaction Documents, by giving written notice of such revocation to Grantor. Following such notice, Grantee may collect, retain and apply the Rents toward payment of the Debt in such priority and proportions as Grantee, in its sole discretion, shall deem proper, or to the operation, maintenance and repair of the Mortgaged Property. In addition to the rights which Grantee may have herein, Grantee, at its option, may require Grantor to pay, monthly in advance, to Grantee, or any receiver appointed to collect the Rents, the fair and reasonable rental value for the use and occupation of such part of the Premises as may be in the possession of Grantor for its own use (it being understood that for such purpose Grantor shall not be deemed to be in possession of a hotel room unless Grantor or its affiliates is using the same), other than such portions of the Premises used for the operation of the Hotel. Upon default in any such payment, Grantor will vacate and surrender possession of such portions of the Premises to Grantee, or to such receiver and, in default thereof, Grantor may be evicted from such portions of the Premises by summary proceedings or otherwise. Nothing contained in this Paragraph 11 shall be construed as imposing on Grantee any of the obligations of the lessor under the Leases. The provisions of this Paragraph 11 shall be in addition to, and not in lieu of, the provisions of the Assignment, and, if any conflict or inconsistency exists between the provisions of this Security Deed and the provisions of the Assignment with respect to the Leases or Rents, the provisions of the Assignment shall control, except to the extent that this Security Deed shall impose greater burdens upon Grantor, shall further restrict rights of Grantor or shall give Grantee greater rights. Grantee shall be entitled to all the rights and benefits of the applicable laws of the State. It shall never be necessary for Grantee to institute legal proceedings of any kind whatsoever to enforce the provisions of this Paragraph 11(a). The rights of Grantee hereunder in the Leases and Rents shall be subject to (i) the rights of Grantee in the Leases and Rents, and (ii) the rights of Grantee in the Leases and Rents and revenues created under the Assignment.

     (b) Except as otherwise provided in the Loan Agreement, Grantor shall not, without the prior written consent of Grantee, enter into any Material Lease with respect to the Premises. For purposes of this Security Deed and all of the Transaction Documents, the term "Material Lease" shall mean (xx) a lease demising 5% or more of the floor area of the Premises regardless of the term of such lease or (yy) a lease demising any room or suite in the Premises for a period in excess of 365 calendar days (including so-called seasonal leases aggregating to a time period in excess of 365 days whether or not such days run consecutively). All new Leases (including Material Leases) shall be with tenants unaffiliated with Grantor, shall be on arms-length terms and conditions and shall be at annual rents at least comparable to the market rents then being paid for comparable premises in the vicinity of the Premises.

     (c) Any Lease entered into by Grantor from and after the date hereof and each renewal of an existing Lease (excluding, however, a renewal pursuant to an option contained in an existing Lease) shall provide:

     (i) that such Lease is and shall be subject and subordinate in all respects to this Security Deed and the lien created hereby, and to any renewals thereof, including any increase in the principal amount secured by this Security Deed, and any increase in the interest rates set forth in the Note and to each and all of the rights of Grantee or any holder thereof;

     (ii) that such provision shall be self-operative;

     (iii) that, in confirmation of such subordination, each tenant under a Lease (each, a "Tenant" and, collectively, the "Tenants") shall promptly execute and deliver following Grantee's written request such commercially reasonable agreement of subordination that Grantee may request; and

     (iv) that the Tenant shall execute and deliver estoppel certificates (each, a "Tenant Estoppel Certificate") addressed to Grantee certifying as to the following information:

     (A) an identification of the Lease and all modifications by date, parties, and space;

     (B) the commencement date and expiration dates of the original term and any renewal periods of such Lease;

     (C) the base rent and additional rent then payable under such Lease;

     (D) that such Lease is in full force and effect;

     (E) that, to the best knowledge of such Tenant, Grantor is not in default of any of the terms of such Lease (or, if in default, specifying the default);

     (F) that, to the best knowledge of such Tenant, it has no rights of offset, defenses or counterclaims under the Lease (or, if it has any, specifying the same); and

     (G) the last day to which base rent under the Lease has been paid.

     (d) Grantor, promptly after obtaining actual knowledge thereof, shall notify Grantee of the termination of any Material Lease, the receipt of any notice of default under any Material Lease, and of any notice, action or proceeding regarding any Material Lease which may, in Grantor's reasonable judgment, materially and adversely affect the Mortgaged Property.

     (e) Grantor shall at all times perform and comply with, or cause to be performed and complied with in all material respects, all of the terms, covenants and conditions of the Leases to be performed or complied with by Grantor thereunder.

     (f) Upon written notice, but not more frequently than annually, Grantor shall deliver to Grantee, on request, if applicable, a rent roll and schedule of the Leases then in existence, certified by Grantor to be true and complete, together with a counterpart original or a copy of every Lease and any amendments with respect to which a counterpart original or copy has not previously been furnished to Grantee, and containing such other information as Grantee may reasonably request. In addition, Grantor, upon Grantee's reasonable request, shall use reasonable efforts to obtain from each tenant at the Premises a Tenant Estoppel Certificate.

     (g) All security or other deposits, if any, of Tenants held by Grantor (collectively, "Security Deposits") shall be treated as trust funds of Grantor and shall be deposited in a tenant's security account maintained by Grantor at a commercial bank, savings bank or savings and loan association, identified to Grantee.

     (h) The provisions in subparagraphs 11(b), (c) and (f) of this Paragraph shall not apply to any nightly rentals or other arrangements for occupancy of individual hotel rooms or suites at the Premises in the ordinary course of the operation of Grantor's hotel business, provided that any such nightly rentals or other arrangements for occupancy are not effected pursuant to Material Leases.

     12. Maintenance of the Mortgaged Property; Changes

     (a) Grantor agrees to keep, operate and maintain the Mortgaged Property as a first-class, full-service Marriott hotel and in compliance in all material respects with the Loan Agreement and the Management Agreement, subject to Uncontrollable Circumstances (as defined in the Loan Agreement), Temporary Takings (as defined in Paragraph 14(d) hereof) and temporary closures for repairs in the ordinary course of Grantor's business (provided that such temporary closures shall not in any event affect the entire hotel or a material part thereof and shall not last longer than thirty (30) consecutive days) and further subject to the effects of casualty and condemnation provided that Grantor is using diligent efforts to mitigate the effects of any such event to the extent required by, and in compliance with, the provisions of Paragraph 13 hereof, with respect to the effects of casualty, and Paragraph 14 hereof, with respect to the effects of any Condemnation Proceedings. Without limitation, Grantor agrees:

     (i) not to desert or abandon all or any portion of the Mortgaged Property;

     (ii) to keep, or cause to be kept, the Mortgaged Property and the sidewalks and the curbs adjoining the Mortgaged Property in good, safe and insurable condition and as required by Legal Requirements (whether or not a violation has been noted or issued therefor);

     (iii) to maintain, or cause to be maintained or replaced, all Improvements, Equipment and Personal Property in substantially the same or better condition as they exist on the date hereof;

     (iv) not to commit or suffer waste;

     (v) not to make or permit to be made, except as permitted by the Transaction Documents, any structural or non-structural alterations in or additions to the Improvements (collectively, "Changes") or demolish the Improvements or any portion thereof, except in accordance with the provisions of the Transaction Documents and with the prior written consent of Grantee, which consent shall not be unreasonably conditioned, withheld or delayed, except (x) as may otherwise be permitted by the provisions of this Security Deed (including the provisions of Paragraph 12(b)), or (y) as may be required by any Governmental Authority, subject to the provisions of Paragraph 13 hereof;

     (vi) except as otherwise provided in Paragraph 13 hereof, to promptly repair, replace, restore or rebuild, or cause to be promptly repaired, replaced, restored or rebuilt, all Improvements now or hereafter constituting a part of the Mortgaged Property which may become damaged or destroyed, with materials and workmanship of as good quality as existed before such damage or destruction;

     (vii) to refrain from impairing or diminishing the value of the Mortgaged Property or the security value of this Security Deed; and

     (viii) not to remove any of the Equipment or Personal Property without the prior written consent of Grantee, except for substitution or replacement in the ordinary course of business of any component of Equipment or Personal Property with items of equivalent value and utility, provided, however, that Grantor shall not be required to replace any Personal Property or Equipment if the same shall be obsolete or if Grantor shall no longer have any use for any such Equipment or Personal Property.

     Notwithstanding anything to the contrary contained in this Paragraph 12(a), nothing herein shall preclude Grantor's right to decide, in the exercise of its good business judgment, the manner, methodology and extent of Grantor's maintenance or repair of the Mortgaged Property, provided that the Mortgaged Property and Grantor shall at all times comply with all Legal Requirements, and that the Premises continuously (except during periods of Uncontrollable Circumstances, restoration or repair) operates as a first-class, full-service Marriott hotel and at all times in compliance in all material respects with the Loan Agreement and the Management Agreement.

     (b) Notwithstanding anything to the contrary contained in Paragraph 12(a), the prior consent of Grantee shall not be required with respect to those Changes which are either (i) approved by Grantee pursuant to the Loan Agreement, including any amounts disbursed from any account provided for in the Loan
Agreement or the Cash Management Procedures or disbursed pursuant to any applicable budget described in the Loan Agreement, or (ii) which (xx) are non-structural, (yy) will not adversely affect any building system and (zz) which in the good faith estimate of Grantor will not, with respect to any single Change or related set of Changes, cost in excess of $25,000.00.

     (c) In giving consent to any Changes or other demolitions or alterations to the Improvements, Grantee, in the exercise of its reasonable consent right as set forth in Paragraph 12(a) shall take into account evidence provided by Grantor that the completion of such Changes, demolition or other alterations will not adversely affect Grantor's financial condition, the value of the Mortgaged Property or the Net Operating Income (as defined in the Loan Agreement) therefrom. If the cost of any proposed Changes is in excess of the amount provided in Paragraph 12(b), Grantee, in the exercise of its reasonable consent right, may require the Grantor to post collateral in the amount of the estimated cost of any such Change or to take such other steps to ensure completion of the Changes as may be prudent for a mortgage lender in similar circumstances considering all of the factors of Grantor's operation of the Premises and the continuation of Net Operating Income therefrom.

     (d) All Changes shall be performed lien-free (subject to the provisions for bonding of liens and contests set forth in Paragraph 16 hereof), in a good and workmanlike manner, and in compliance with all Legal Requirements. No material part of the Improvements shall be demolished in connection with any Changes and the hotel operations at the Premises shall not be suspended as a consequence thereof. Promptly upon completion of any material structural Changes, as-built plans and evidence reasonably satisfactory to Grantee of lien-free construction shall be delivered to Grantee.

     (e) Grantee, and its agents or designated representatives, shall, upon reasonable prior notice to Grantor and at reasonable times, have the right of entry and free access to the Mortgaged Property to inspect any work authorized by Grantee and the work done, labor performed, materials furnished or Changes to the Mortgaged Property. Grantor shall make the officers and directors of the general partner of Grantor and such regional supervisors as are primarily charged with responsibility over such matters available for Grantee to discuss Grantor's affairs, finances and accounts relating to any work done, labor performed, materials furnished or Changes to the Mortgaged Property and will cooperate with, and request that its contractors and any subcontractors cooperate with, Grantee or any of its designated representatives to enable them to perform these functions, at all reasonable times and as often as Grantee may reasonably request.

     (f) Grantor, in connection with its obligations hereunder to maintain the Mortgaged Property as a first-class, full-service Marriott hotel, represents and warrants to Grantee that: the Mortgaged Property has adequate rights of access to public ways and is served by adequate water, sewer, sanitary sewer and storm drain facilities; all public utilities necessary to the continued use and enjoyment of the Mortgaged Property as presently used and enjoyed are located in the public right-of-way abutting the Mortgaged Property or in easements benefitting the Premises, and all such utilities are connected so as to serve the Mortgaged Property without passing over other real property (except as covered by such easement benefitting the Premises); all roads necessary for the full utilization of the Mortgaged Property for its current purpose have been completed and dedicated to public use and accepted by all Governmental Authorities or are the subject of access easements for the benefit of the Mortgaged Property; except as described in the Disclosure Schedule the Mortgaged Property is not located in a flood hazard area as defined by the Federal Insurance Administration; and except as disclosed in the Title Policies with respect to the Premises, there are no pending or, to the Best Knowledge of Grantor, proposed special or other assessments for public improvements or otherwise affecting the Mortgaged Property, nor, to the Best Knowledge of Grantor, are there any contemplated improvements to the Mortgaged Property that may result in such special or other assessments.

     13. Damage to and Destruction of the Mortgaged Property

     (a) In the event that the Mortgaged Property shall be damaged or destroyed, in whole or in part, by fire or other casualty, whether insured or uninsured, Grantor shall give prompt written notice thereof to Grantee, together with Grantor's best estimate of the cost of restoration (the "Restoration Cost"). Subject to the provisions of this Paragraph 13, Grantor shall restore the Premises to the standard required by Paragraph 12(a)(vi) of this Security Deed. Grantor shall timely file all claims or proofs of claim so as not to prejudice any claim and, if the Restoration Cost is equal to or greater than an amount (the "Restoration Benchmark") equal to $1,000,000.00, or, irrespective of the Restoration Cost, if an Event of Default exists as of the date of submission of any claims or proofs of claim, and until the Debt has been paid in full, Grantor shall submit copies of all claims or proofs of claim and other submissions to Grantee for the written approval of Grantee prior to any such filing, which approval shall not be unreasonably withheld, conditioned or delayed.

     (b) Provided that no Event of Default exists at the time of settlement, Grantor shall have the right to settle any insurance claim with respect to any casualty where the Restoration Cost is less than the Restoration Benchmark, but shall give prompt written notice of any such claim and settlement to Grantee. In such event, Grantor shall apply the Insurance Proceeds relating to such casualty to restoration, replacement, rebuilding or repair (hereinafter collectively referred to as "Restoration") of the damage to the standard required by Paragraph 12(a)(vi) hereof.

     (c) If the Restoration Cost equals or exceeds the Restoration Benchmark, and unless Grantor has obtained the release of this Security Deed as a Casualty Event Release (as hereinafter defined) in accordance with the Loan Agreement, Grantee shall have the right to participate in the settlement of all insurance claims relating to such casualty, and all Insurance Proceeds relating to such casualty shall be paid directly to Grantee as their interest may appear, and, after settlement of the claim(s) and subject to Paragraph 13(d) hereof, such Insurance Proceeds shall be deposited in the subaccount for Insurance Proceeds (as described in Section 4.2 of the Cash Management Procedures) of the Cash Collateral Account (as defined in the Loan Agreement) and advanced to Grantor from time to time (subject to the conditions set forth below) in reimbursement for amounts expended by Grantor or as direct payments to contractors in Restoration of the Mortgaged Property. Upon completion of the entire Restoration and provided no uncured Event of Default exists at the time of payment, Grantee shall pay the remaining amount of the Insurance Proceeds, if any, to Grantor; provided, however, that nothing herein contained shall prevent Grantee from applying at any time the whole or any part of the Insurance Proceeds to the curing of any default under any Transaction Document or to the payment of the Debt in the circumstances set forth in Paragraph 13(d). Advances of Insurance Proceeds shall be made available to Grantor, no less frequently than monthly, in accordance with the general procedures employed at the time by Grantee in connection with the disbursement of loan proceeds in general by Grantee, including, without limitation, endorsements to each of the Titles Policies insuring the continued first priority lien of this Security Deed against mechanics' liens that may arise out of the Restoration and appropriate certifications from a licensed architect or engineer selected by Grantor subject to the reasonable approval of Grantee (each, an "Architect") that the requested payment is for work completed in accordance with plans and specifications approved by Grantee and that the balance of funds held on deposit after such payment will be sufficient to pay the Restoration Cost (provided, however, that if the Restoration Cost is or is estimated to be less than $1,000,000.00, Grantee will accept a certificate of the officer of the general partner of Grantor certifying to this effect), and evidence satisfactory to Grantee that no liens have been filed for the labor and materials used in connection therewith and that the requested payment will be received in trust, to be applied first to the payment for such labor and materials in amounts which are equal to the percentage of completion attained at the time of such advance, less, in the case of any Restoration in which the original estimated Restoration Cost is $500,000.00 or more, all amounts previously advanced and a holdback of 10% (or such lesser amount as may be customary in the trade in such location or as may be required under the applicable restoration contract, but in no event less than 5% for any contact where a holdback is required), which remaining amounts will be advanced upon full completion of the Restoration as due under the applicable Restoration contract. All Property Insurance Proceeds and other sums deposited with Grantee pursuant to this Paragraph 13(b), until expended or applied as provided in this Paragraph 13(b), shall constitute additional security for the Debt and shall be invested in Permitted Investments (as such term is defined in the Loan Agreement) with income thereon inuring to the benefit of Grantor in accordance with the Loan Agreement.

     (d) Notwithstanding the foregoing, if an Event of Default exists or if, in Grantee's reasonable judgment based on professional consultation:

     (i) the Restoration of the Improvements cannot be completed (A) so as to constitute an economically viable building or (B) at least six (6) months prior to the Maturity Date; or

     (ii) the amount of business interruption insurance is insufficient to cover all fixed and operating expenses of the Premises, including such portion of debt service on the Loan as is reasonably allocable to the Premises, during Restoration and until the operation of Grantor's business at the Premises is resumed; or

     (iii) the amount of Insurance Proceeds equals or exceeds the amount of the outstanding principal balance of the Loan;or

     (iv) Restoration of the Mortgaged Property cannot be completed except at a Restoration Cost which exceeds the amount of available Insurance Proceeds and Grantor shall not have deposited with Grantee, within ninety (90) days following Grantee's receipt of such Insurance Proceeds and delivery to Grantor of notice of a deficiency, an amount, in cash or cash equivalent, equal to the excess of the estimated Restoration Cost as determined by an Architect over the amount of such Insurance Proceeds;

     then Grantee shall have the option to apply Insurance Proceeds to the payment of the Note, interest accrued and unpaid thereon (but no Yield Maintenance Premium shall be due), and other unpaid amounts of the Debt, all in such order as Grantee shall designate in accordance with the Transaction Documents, provided, however, that, except as otherwise provided in the Loan Agreement, any such application shall in no event affect the payments to be made in respect of the Note.

     (e) Grantor shall, promptly after the occurrence of a casualty, commence and thereafter with reasonable diligence prosecute to completion any Restoration of the Mortgaged Property or part thereof to the standard required by Paragraph 12(a)(vi) hereof. Any such Restoration shall be undertaken and completed in accordance with this Paragraph 13, subject to the final provision of this Paragraph 13(e). All Restoration shall be in a good and workmanlike manner with reasonable diligence, and in compliance with all Legal Requirements. Seasonality or weather permitting, if Grantor fails to commence Restoration within thirty
(30) days following Grantee's receipt of Insurance Proceeds or fails to prosecute the Restoration to completion, Grantee may upon ten (10) days' notice to Grantor, but shall not be obligated to, perform the Restoration, and may use any of the Insurance Proceeds and Grantor's funds deposited pursuant to Paragraph 13(c) or 13(d) in payment therefor. Grantor shall pay to Grantee, within ten (10) days after written demand, the amount of any deficiency between funds available for the Restoration and the Restoration Cost (including funds deposited by Grantor pursuant to Paragraph 13(c) or 13(d)) together with interest thereon at the Default Rate from such tenth (10th) day through and including the date of payment to Grantee.

     (f) It is intended that, anything contained herein to the contrary notwithstanding, no trust or fiduciary relationship shall be created by the receipt by Grantee of any Insurance Proceeds, but only a debtor-creditor relationship between Grantee, on the one hand, and Grantor, on the other, and only to the extent of the Insurance Proceeds.

     (g) If any Insurance Proceeds are not paid until after the extinguishment of the Debt, whether by foreclosure or otherwise, and Grantee shall not have received the entire amount of the Debt outstanding at the time of such extinguishment, then such Insurance Proceeds, to the extent of the amount of the Debt not so received, shall be paid to Grantee and be the property of Grantee; and Grantor hereby assigns, transfers and sets over to Grantee all of Grantor's right, title and interest in and to such proceeds. The balance of such Insurance Proceeds, if any, shall be paid to and be the property of Grantor. The provisions of this Paragraph 13(g) shall survive the termination of this Security Deed by foreclosure or otherwise as a consequence of the rights and remedies of Grantee hereunder after an Event of Default.

     (h) Subject to the provisions of Paragraph 13(d) or 13(e), as applicable, nothing herein contained shall be deemed to excuse Grantor from repairing or maintaining the Mortgaged Property as provided in this Security Deed or restoring all damage or destruction to the Mortgaged Property, regardless of the sufficiency or availability of Insurance Proceeds, and the application or release by Grantee of Insurance Proceeds shall not be deemed, in and of itself, to cure or waive any default or Event of Default or notice of default. Notwithstanding any casualty, Grantor shall continue to pay the Debt at the time and in the manner provided for its payment in this Security Deed and the Note and the Debt shall not be reduced until any Insurance Proceeds shall have been actually received by Grantee and applied to the discharge of the Debt or payments with respect to a Casualty Event Release.

     (i) Grantee, to the extent that Grantee has not been reimbursed therefor by Grantor, shall be entitled as a first priority out of any Insurance Proceeds, to reimbursement for all actual costs, fees, reimbursements and expenses of Grantee incurred in the determination and collection of any such proceeds.

     14. Condemnation Proceedings

     (a) In the event that the Mortgaged Property, or any part thereof, shall be taken pursuant to Condemnation Proceedings, Grantee shall, as hereinafter set forth, have certain consent rights with respect to settlement of any such Condemnation Proceedings, but shall not participate in any such Condemnation
Proceedings   except  as  expressly   provided  herein,   and  any  Condemnation
Proceedings that may be made or any proceeds thereof are hereby assigned to Grantee and shall be received and deposited into the subaccount for Condemnation Proceeds (as described in Section 4.2 of the Cash Management Procedures) of the Cash Collateral Account and held and distributed by Grantee in the manner herein set forth. Grantor will give Grantee prompt notice of the actual commencement of any Condemnation Proceedings affecting the Mortgaged Property or of any threatened condemnation of which Grantor becomes aware, including proceedings for severance and change in grade of streets, and will deliver to Grantee copies of any and all papers served in connection with any Condemnation Proceedings. Grantee is hereby authorized to commence, appear in, and prosecute in its own name or Grantor's name any action or proceeding relating to any Condemnation Proceedings, upon not less than ten (10) Business Days' prior written notice to Grantor, if Grantor has not commenced any such action or proceeding. Grantor may not settle or compromise any claim in connection with any Condemnation Proceeding, whether involving a Total Taking, Partial Taking or Temporary Taking, which claim equals or exceeds, or, at the outset of any such Condemnation Proceedings, appears to involve a sum which is likely to equal or exceed, in Grantee's reasonable judgment based on professional consultation, the Restoration Benchmark, without the prior written consent of Grantee in each instance, which consent shall not be unreasonably withheld, conditioned or delayed, and Grantee shall have the right to settle or compromise any claim in connection therewith (irrespective of amount), without the consent of Grantor after the occurrence of an Event of Default. Grantor agrees to execute any and all further documents that may be reasonably required in order to facilitate the collection of any Condemnation Proceeds and the making of any such deposit and Grantor hereby appoints Grantee its attorney-in-fact for the limited purpose of executing any such documents after the occurrence of an Event of Default, such power being coupled with an interest and irrevocable.

     (b) If, at any time during the term of the Loan, there occurs a Total Taking (as hereinafter defined), Grantee shall collect any Condemnation Proceeds, and apply the same, after payment of Grantee's reasonable costs of collection thereof, including reasonable attorneys' fees and disbursements, to payment of the Debt (but no Yield Maintenance Premium shall be due), all in such order as Grantee shall designate, provided, however, that except as otherwise provided in the Loan Agreement, any such application shall in no event affect the payments to be made in respect of the Note. Any portion of any Condemnation Proceeds remaining after the payment in full of the Debt shall be released by Grantee to Grantor. For the purposes of this Paragraph, a "Total Taking" shall mean any taking or any constructive taking of Grantor's title to the Premises in Condemnation Proceedings or by agreement by Grantor which shall, in the reasonable opinion of Grantee, render it impracticable to restore, within six
(6) months prior to the Maturity Date, the portion of the Premises not subject to such taking to a complete architectural unit of substantially the same economic viability and for the same purposes and uses as existed immediately prior to the date of the commencement of the Condemnation Proceedings.

     (c) If, at any time during the term of the Loan, there occurs a taking which is less than a Total Taking (a "Partial Taking"), then, provided that no Event of Default exists as of the date of submission of Grantor's claim in the Condemnation Proceeding with respect to such Partial Taking, Grantor shall have the right to settle any such claim with respect to any Partial Taking where the Restoration Cost is less than the Restoration Benchmark, but shall give prompt written notice of any such claim and settlement to Grantee. If the Restoration Cost equals or exceeds, or, at the outset of such Condemnation Proceedings, appears to involve a sum which is likely to equal or exceed, in Grantee's reasonable judgment based on professional consultation, the Restoration Benchmark, then, unless Grantor has obtained the release of this Security Deed as a Condemnation Event Release (as hereinafter defined) in accordance with the Loan Agreement, Grantee shall have the right to participate in the settlement of such claim and all Condemnation Proceeds relating to such Partial Taking shall be held by Grantee and shall be released to pay the costs of restoration of the Improvements (a "Condemnation Restoration") subject to and upon satisfaction of the conditions set forth in Paragraphs 13(c) and 13(d) hereof as if such Condemnation Proceeds constituted Insurance Proceeds and the balance, if any, shall be paid to Grantor; unless, in Grantee's reasonable judgment based on professional consultation, the Condemnation Restoration cannot be completed in accordance with the conditions of Paragraphs 13(c) and 13(d). In the event that there exists an Event of Default, or (xx) any of such conditions shall not have been met, or (yy) the Condemnation Restoration cannot be completed, in Grantee's reasonable judgment based on professional consultation, prior to a date which is at least six (6) months prior to the Maturity Date, regardless of compliance with all of the other conditions of Paragraphs 13(c) and 13(d), or (zz) if the Condemnation Proceeds exceed the cost of the Condemnation Restoration, Grantee, at the discretion of Grantee, shall apply the Condemnation Proceeds, or balance thereof, to payment of the Debt, (but no Yield Maintenance Premium shall be due), all in such order as Grantee shall designate, provided, however, that, except as otherwise provided in the Loan Agreement, any such application shall in no event affect the schedule of payments to be made in respect of the Note. If there is any balance of any Condemnation Proceeds remaining in the hands of Grantee after any payment of the Debt in full, such balance shall be released to Grantor. In the event that the costs of any permitted Condemnation Restoration, as estimated reasonably by Grantee at any time, shall exceed the net Condemnation Proceeds received by Grantee, Grantor shall deposit such deficiency with Grantee.

     (d) In the event of any taking of all or any portion of the Mortgaged Property for temporary use or occupancy ("Temporary Taking"), any Condemnation Proceeds with respect to such Temporary Taking shall be treated as Gross Revenues (as defined in the Loan Agreement) and shall be distributed and applied in the manner contemplated in the Loan Agreement (but only to the extent that any such Condemnation Proceeds have not been used for Condemnation Restoration).

     (e) Except as otherwise provided in this Paragraph 14(e), nothing contained in this Paragraph 14 shall relieve Grantor of its duty to maintain, repair, replace or restore the Improvements or the Equipment or rebuild the Improvements, from time to time, following any Condemnation Proceedings with respect to a Partial Taking or Temporary Taking and nothing in this Paragraph 14 shall relieve Grantor of its duty to pay the Debt, which shall be absolute, regardless of any such occurrence with respect to all or any portion of the Mortgaged Property. Notwithstanding any taking, whether a Total Taking, a Partial Taking or a Temporary Taking, Grantor shall continue to pay the Debt at the time and in the manner provided for its payment in this Security Deed and the Note, and the Debt shall not be reduced until any award or payment therefor shall have been actually received by Grantee and applied to the discharge of the Debt.

     (f) If a claim under any Condemnation Proceedings arising during the term of this Security Deed is not paid until after the extinguishment of the Debt, whether by foreclosure or otherwise, and Grantee shall not have received the entire amount of the Debt outstanding at the time of such extinguishment, then the Condemnation Proceeds relating to any such Condemnation Proceedings, to the extent of the amount of the Debt not so received, shall be paid to Grantee and be the property of Grantee; and Grantor hereby assigns, transfers and sets over to Grantee all of Grantor's right, title and interest in and to such Condemnation Proceeds. The balance of such Condemnation Proceeds, if any, shall be paid to and be the property of Grantor. The provisions of this Paragraph shall survive the termination of this Security Deed by foreclosure or otherwise as a consequence of the rights and remedies of Grantee hereunder after an Event of Default.

     (g) All Condemnation Proceeds and other sums deposited with Grantee pursuant to this Paragraph 14, until expended or applied as provided in this Paragraph 14, shall constitute additional security for the Debt and shall be invested in Permitted Investments with income thereon inuring to the benefit of Grantor.

     15. Compliance With Agreements, Lawa, etc. Subject to the provisions of Paragraph 16 hereof relating to permitted contests, Grantor agrees to perform and comply, and instruct the tenants under any Leases to comply, with all covenants, agreements and restrictions affecting Grantor, the Mortgaged Property or any portion thereof, the nonperformance of which would materially impair Grantor's ability to meet its obligations under any of the Transaction Documents or would impair the substantial realization by Grantee of the benefits and rights conferred hereunder or under any of the Transaction Documents, and with all Legal Requirements, whether the same be directed to the erection, repair, manner of use or structural alteration of the Improvements or otherwise and to procure and maintain all licenses or other authorizations required for the proper use, maintenance and operation of the Mortgaged Property. For the purposes hereof, "Legal Requirements" shall mean all of the following, whether or not a note or notice of violation has been entered, issued or received as a consequence of non-compliance therewith:

     (a) statutes, laws, rules, rulings, orders, regulations, ordinances, judgments, decrees and injunctions of any Governmental Authority (including, without limitation, Environmental Laws, the Americans with Disabilities Act (P.L. 101-336, 42 U.S.C. ' 12,101 et seq.), and fire, health, handicapped access, sanitation, ecological, historic, landmark, zoning, wetlands and building laws and codes) in any way applicable to Grantor or the Mortgaged
Property or any portion thereof, or to the ownership, use, development, improvement, occupancy, possession, operation or maintenance of the Improvements;

     (b) requirements of the local Board of Fire Underwriters or similar body acting in and for the locality in which the Premises are situated;

     (c) requirements of each insurance policy covering or applicable to all or any portion of the Mortgaged Property or the ownership, use, development, improvement, occupancy, possession, operation or maintenance thereof and all requirements of the issuer of each such policy;

     (d) requirements of each Permit; and

     (e) all REAs and all covenants, agreements, regulations, restrictions and other encumbrances contained in any instrument either of record or known to Grantor at any time affecting the Mortgaged Property or any portion thereof or the ownership, use, development, improvement, occupancy, possession, operation or maintenance thereof, in each case whether now or hereafter enacted or in force. Grantor agrees to enforce all material provisions of all REAs in accordance with their terms and to comply with all reasonable requests from Grantee with respect to such enforcement.

     16. Contest of Impositions, Legal Requirements and Liens. Notwithstanding anything to the contrary contained in this Security Deed, Grantor shall have the right to contest, at its own expense, by appropriate legal proceedings conducted in good faith and with due diligence, the amount or validity (or the applicability to Grantor or the Mortgaged Property or to the Note or this Security Deed) of any Impositions or encumbrances referred to herein (other than this Security Deed and the other Transaction Documents) or any Legal Requirements, provided that (a) Grantor gives Grantee timely notice of its intention to contest the same and keeps Grantee regularly advised as to the status of such proceedings, (b) the commencement of such proceedings shall suspend the collection or enforcement of the matter under contest, (c) there shall be no impairment of the lien of this Security Deed or undue interference with the normal conduct of business at the Mortgaged Property, (d) neither the Mortgaged Property, nor any Rents therefrom, nor any part thereof or interest therein, would be in any immediate danger of being sold, forfeited, attached, condemned, vacated or lost, (e) neither Grantor nor Grantee would be potentially subject to criminal liability or be in imminent danger of civil liability for failure to comply therewith pending the outcome of such proceedings, (f) in the case of an Imposition, Grantor shall have either (i) paid the amount in dispute prior to instituting such contest, in which event the notice requirement of clause (a) of this Paragraph shall be satisfied by giving notice prior to initiating such contest rather than prior to making payment, (ii) set aside on its books such reserves with respect thereto as may be required by sound accounting principles or, at Grantee's request, furnished security in an amount equal to 125% of the disputed amount, in rated securities, cash or bond, to Grantee during the pendency of such proceedings, and (g) if such contest be finally resolved against Grantor, Grantor shall promptly pay the amount required to be paid, together with all interest and penalties accrued thereon, and otherwise comply with the applicable requirement, which payment may be made from the security, if any, furnished to Grantee pursuant to clause (ii), and any excess thereof following payment in full of the applicable imposition shall be returned to Grantor. Grantor shall indemnify and save Grantee harmless from and against any liability, loss, damage, cost or expense of any kind that may be imposed upon Grantee in connection with any such contest and any determination resulting therefrom. If an Event of Default under this Security Deed or any other Transaction Document shall occur and be continuing during any such proceeding, Grantor shall pay or cause to be paid to Grantee all refunds resulting from such proceeding which shall be applied to the payment of the Debt in such order and priority as Grantee shall determine in its sole discretion consistent with the Transaction Documents. Following the occurrence of an Event of Default and until the Debt has been paid in full, and on five (5) days' prior written notice to Grantor (so long as no time period for seeking reductions passes or lapses in such 5-day period, but otherwise on such shorter notices as will not allow any such time period to pass or lapse) Grantor hereby appoints Grantee as its attorney-in-fact to seek reductions in the assessed valuation of the Mortgaged Property for real property tax purposes or for other purposes and to prosecute any action or proceeding in connection therewith. This power of attorney is a power coupled with an interest and is irrevocable.

     17. Cure of Defaults by Grantee. If Grantor shall:

     (a) default in the payment of any Impositions as herein required (subject to the provisions of Paragraph 16 relating to permitted contests);

     (b) fail to keep in any material respect the Improvements, Equipment and Personal Property in good repair and such failure shall not be cured within any applicable grace period;

     (c) fail or refuse to insure the Mortgaged Property as herein required;

     (d) fail to pay and satisfy liens or encumbrances against the Mortgaged Property in accordance with the terms of this Security Deed (subject to the provisions of Paragraph 16 relating to permitted contests);

     (e) fail to pay any other sum or make any other deposit elsewhere in this Security Deed required to be paid or deposited and such failure shall not be cured within any applicable grace period; or

     (f) otherwise fail to make any payment or fail in any material respect to perform any act required to be made or performed hereunder, and such failure shall not be cured within any applicable grace period; then Grantee, following not less than five (5) Business Days' prior written notice to Grantor (or such shorter notice as shall be reasonable under the circumstances, including no notice in the case of an emergency in which no notice may feasibly be given) and without waiving or releasing Grantor from any obligation or default hereunder, may (without having any obligation to do so):

     (i) pay such Impositions or redeem the Mortgaged Property from any tax sale or forfeiture or purchase any tax title obtained, or that shall be obtained, thereon without inquiring into the validity or invalidity of any such Impositions or tax deed;

     (ii) make repairs to the Mortgaged Property;

     (iii) procure such insurance and pay such insurance premium charges; it being agreed that the power of attorney granted by Grantor to Grantee pursuant to the final clause of this Paragraph 17 shall apply to the matters set forth in the immediately preceding sub-clauses (i), (ii) and (iii);

     and, additionally, in accordance with and consistent with the provisions of this Paragraph 17 and the contractual agreements between Grantor and Grantee set forth in the Transaction Documents generally, but without the right to utilize the power of attorney set forth in the final clause of this Paragraph 17, Grantee may:

     (iv) pay or settle any and all suits or claims for such liens or satisfy any such encumbrances or any other claims that may be made against the Mortgaged Property or any part thereof;

     (v) pay any other sum or make any other deposit herein required to be paid or made by Grantor; or

     (vi) pay any such sum or perform any such act for the account and at the expense of Grantor, and enter upon the Mortgaged Property upon reasonable notice and at reasonable times for any such purpose and take all such action thereon as, in the reasonable opinion of Grantee, may be necessary or appropriate therefor.

     All monies paid for any of the purposes set forth in this Security Deed and all expenses paid or incurred in connection therewith, including reasonable attorneys' fees and disbursements and any other monies disbursed or advanced by Grantee to protect the lien of this Security Deed, or expended pursuant to any of sub-clause (i) through (vi) above, shall be due and payable by Grantor to Grantee within ten (10) days after written demand therefor and, if not paid within such ten (10) day period, shall bear interest, from and including the date of disbursement or advance to and including the date of repayment by Grantor, at the Default Rate, and to the extent that such amounts and costs paid by Grantee shall constitute payment of (A) Impositions, (B) insurance premiums,
(C) expenses incurred in connection with upholding the lien of this Security Deed, including, without limitation, the expenses of any litigation to prosecute or defend the rights and liens created by this Security Deed, or (D) any amounts, costs or charges to which Grantee becomes subrogated, upon payment, whether under recognized principles of law or equity or express statutory authority; then, and in each such event, such amounts, costs and charges and interest thereon shall be added to the Debt and be secured by this Security Deed. For the purpose of carrying out the provisions and exercising the rights, powers and privileges granted by sub-clauses (i) or (ii) or (iii) of this Paragraph, Grantor hereby irrevocably constitutes and appoints Grantee, following an Event of Default, its true and lawful attorney-in-fact to execute, acknowledge and deliver any instruments and do and perform any acts such as are referred to in this Paragraph, in the name and on behalf of Grantor, with full power of substitution vested in Grantee to designate another entity or entities to exercise any power and perform any function which Grantee could perform pursuant to the foregoing grant. This power of attorney is a power coupled with an interest and is irrevocable.

     18. Indemnity. Subject to the Non-Recourse provisions of the final sentence of this Paragraph 18, Grantor hereby indemnifies Grantee and its directors, officers, agents and employees (collectively the "Indemnified Parties"), and saves each of them harmless from and against all liabilities (other than tax liability imposed on Grantee for any income earned by reason of the Note or any other Transaction Document) claims, demands, actions, proceedings, suits, causes of action, injuries, obligations, loss, actual damages (including, without limitation, Grantee's costs and expenses related thereto and any applicable Yield Maintenance Premium), fines, penalties, judgments, costs, expenses (including, without limitation, reasonable architects', engineers', accountants', consultants' and attorneys' fees and disbursements) expenses of bonding liens, and other litigation expenses, incurred by, imposed upon or asserted against the Indemnified Parties (except as a result of the willful, wrongful acts or omissions or gross negligence of the applicable Indemnified Party) in connection with or arising out of:

     (a) Grantee's interest in this Security Deed, the Assignment, the Note, any other Transaction Document, or any other document or instrument hereafter executed by Grantor and delivered to Grantee in connection with the Debt or any restructuring thereof;

     (b) any acts or omissions of Grantee in connection with the reasonable exercise by Grantee of any right, power or remedy available to Grantee under this Security Deed or any other Transaction Document, including, without limitation, any action or proceeding to protect the lien of this Security Deed or to foreclose this Security Deed;

     (c) any failure by Grantor to comply with any terms, conditions or other provisions set forth in this Security Deed or any other Transaction Document;

     (d) any use, non-use, possession, occupancy, alteration, repair, condition (patent or latent), operation, maintenance, or management of the Mortgaged Property or any portion thereof;

     (e) any accident, injury (including death), or damage to any person or property occurring in, on or about the Mortgaged Property or any part thereof, whether resulting from any act, omission or negligence of Grantor, its agents, employees, contractors, lessees, sublessees, licensees, invitees, or otherwise;

     (f) any misrepresentation by Grantor, or its general partner contained in this Security Deed or in any other Transaction Document;

     (g) any claim for any premium or other charge or any brokerage commission or other compensation by any person acting as such with respect to the Loan and this Security Deed and claiming through Grantor but not through Grantee;

     (h) any capital improvements or other work or thing done in, on or about the Mortgaged Property or any part thereof (except any of the foregoing that are directed by Grantee);

     (i) any past, current and/or future offer for the purchase or sale of equity interests in Grantor, including, without limitation, liabilities under any applicable securities or blue sky laws; or

     (j) any tax attributable to the ownership, assignment, execution, delivery, filing, recording or enforcement of any of the Transaction Documents.

     GRANTOR'S   OBLIGATION   TO  SO  INDEMNIFY   THE  GRANTEE   SHALL   INCLUDE
INDEMNIFICATION FOR ANY SUCH MATTERS CAUSED IN WHOLE OR IN PART BY THE NEGLIGENCE OF THE GRANTEE.

     Nothing contained in this Paragraph 18, however, shall impose upon Grantor the costs of the Securitization which are, pursuant to the Loan Agreement, to be paid by Grantee. All sums payable to any of the Indemnified Parties under this Paragraph 18 shall be deemed a part of the Debt, shall be paid by Grantor to the applicable Indemnified Party within ten (10) days after written demand (unless another period is expressly set forth in this Security Deed or another
Transaction Document) and, if not paid within such ten (10) day or other specified period, shall accrue interest at the Default Rate from and including the date of disbursement or advance by the applicable Indemnified Party to and including the date of repayment by Grantor. Grantor's obligations under this Paragraph 18 shall, until the expiration of all applicable statutes and periods of limitation, if any, survive payment in full of the Note and any discharge, release or satisfaction of this Security Deed, any complete or partial foreclosure of this Security Deed and/or the delivery of one or more deeds in lieu of any such foreclosure. Grantor's obligations under this Paragraph 18 shall be Non-Recourse (as such term is defined in the Loan Agreement); provided that nothing contained herein shall be deemed to be in derogation of any right or remedy of Grantee under any Transaction Document which, by its express terms, is a right or remedy which is not Non-Recourse as to Grantor.

     19. Events of Default

     (a) Each of the following events shall constitute an "Event of Default" hereunder:

     (i) an "Event of Default", as such term is defined in the Loan Agreement;

     (ii) failure of Grantor to pay on the due date any payment due under the Note;

     (iii) failure by Grantor to perform or observe in any material respect any other covenant, obligation, condition or provision hereunder which failure continues unremedied for a period of thirty (30) days after written notice thereof to Grantor requiring the same to be remedied; provided, however, that if such failure is susceptible of cure but cannot be cured within such thirty (30) day period and provided Grantor has within such thirty (30) day period commenced and is diligently prosecuting such cure, such thirty (30) day period shall be extended to not later than one hundred eighty (180) days after the date on which Grantor received such written notice;

     (iv) any event which, pursuant to clause (xii) of Paragraph 3(d), constitutes an Event of Default with respect to a Permitted Subordinate Mortgage (provided, however, that Grantee's remedies shall be exercised in accordance with such clause (xii)) or any default beyond any applicable grace period under any lien or deed of trust encumbering any part of the Mortgaged Property, whether senior or junior in lien to this Security Deed and whether now or hereafter held by Grantee or any other party.

     (b) Upon the occurrence of an Event of Default, Grantee may, at its option, declare the entire unpaid balance of the Debt to be forthwith due and payable, and thereupon such balance shall become so due and payable without presentment, protest or further demand or notice of any kind, all of which are hereby expressly waived, and Grantor will forthwith pay to Grantee the entire Debt, including principal of and interest accrued on the Note and, to the extent permitted by law, the Yield Maintenance Premium, and all other premiums and charges, if any, provided in the Note, this Security Deed and the other Transaction Documents; provided, however, that if at any time prior to the Maturity Date the balance of the Debt shall become so due and payable, and all arrears of interest and other charges of any kind due as part of the Debt (with interest so far as may be lawful on any overdue installments of interest at the Default Rate) shall be paid, and all defaults (other than the payment of principal hereunder which has been so declared due and payable) shall have been cured or the cure thereof secured to the sole satisfaction of Grantee or other provision deemed by Grantee to be adequate shall be made therefor, then and in such case Grantee, in its sole discretion, and by written notice delivered to Grantor, may waive such Event of Default and its consequences and rescind or annul such declaration, but no such waiver shall extend to or affect any subsequent default, or impair any right consequent thereon.

     (c) To the extent that a default under this Security Deed or any of the other Transaction Documents is not cured within the applicable notice and cure period, if any, specified herein or therein, the same shall not constitute an Event of Default hereunder or thereunder, as the case may be, if such default is subsequently cured and such cure is accepted in writing by Grantee or if such default is subsequently waived in writing by Grantee and any rights or remedies available to Grantee hereunder or under any of the other Transaction Documents on account of any such Event of Default so cured and accepted or waived shall thereupon terminate (but such remedies shall continue to be available in connection with any subsequent or other Events of Default, whether of like or unlike nature).

     20. Default Rate. Upon an Event of Default, Grantee shall be entitled to receive and Grantor shall pay interest on the entire unpaid principal sum (including, without limitation and to the extent permitted by law, any accrued and unpaid interest thereon) at the "Default Rate" (as defined in the Note) for the duration of such default (unless Grantee has, at its option, declared the entire unpaid balance of the Debt to be forthwith due and payable in which case interest shall continue to be paid at the Default Rate until the Debt has been paid in full). In no event shall the Default Rate exceed the maximum rate allowed by law. Any interest that accrues under any of the Transaction Documents at the Default Rate shall be payable whether accruing before or after entry of any judgment.

     21. Remedies. If any one or more of the Events of Default shall occur, then and in any such event Grantee shall have the right of acceleration and all other remedies provided in this Security Deed or in the Note or otherwise provided in any Transaction Document, by law or statute or in equity, all of which rights and remedies shall, to the fullest extent permitted by law, be cumulative. To the extent the laws of the State limit or deny (i) the availability of the exercise of any of the remedies set forth below, including without limitation, the remedies involving a power of sale on the part of the Grantee and terms of this Security Deed, or (ii) the enforcement of waivers and indemnities made by Grantor, such remedies, waivers or indemnities shall be exercisable or enforceable, any provisions in this Security Deed to the contrary notwithstanding, if, and only to the extent, permitted by the laws of the State in force at the time of the exercise of such remedies or the enforcement of such waivers or indemnities without regard to the enforceability of such remedies, waivers or indemnities at the time of execution and delivery of this Security Deed. Such rights and remedies of Grantee shall include, without limitation, the following:

     (a) Possession, Management and Income. Grantor, upon written demand of Grantee, shall forthwith surrender to Grantee the actual possession of the Mortgaged Property, and Grantee and such officers or agents as either may appoint, (i) may enter and take possession of the Mortgaged Property together with the books, papers and accounts of Grantor relating thereto, (ii) may dispossess Grantor, its agents and servants and all other persons therefrom (excluding bona fide hotel guests), (iii) may hold, operate and manage the Mortgaged Property and from time to time make all necessary repairs and such alterations, additions, advances and improvements as Grantee shall deem prudent,
(iv) may receive the Rents thereof and exercise all rights and powers of Grantor with respect to the Mortgaged Property and the Improvements, whether in the name of Grantor or otherwise, including, without limitation, the right to make, cancel, enforce or modify Leases, obtain and evict tenants (in accordance with applicable law), and demand, sue for, collect and receive all Rents and may pay therefrom all costs and expenses of so taking, holding and managing the Mortgaged Property, including, without limitation, reasonable compensation to Grantee's agents and attorneys, all prior or subordinate liens and encumbrances, all Impositions and other assessments and other charges then due or thereafter accruing, and all expenses of such repairs, alterations, additions, improvements and other disbursements made by Grantee pursuant to the terms hereof, and Grantee may apply the remainder of the monies so received by it to the payment of the unpaid principal of, and interest on, the Note, the Yield Maintenance Premium and other items of the Debt then due and payable, and (v) may succeed to all the rights of Grantor, including any rights to unearned premiums, in and to any insurance policies covering all or any portion of the Premises, the Improvements, the Personal Property and/or the Equipment, including the right to receive Refunds, Insurance Proceeds and Condemnation Proceeds which would otherwise be payable to Grantor pursuant to this Security Deed. Grantee shall not be subject to any liability for, or by reason of, any such entry, taking possession, exclusion, holding, operation or management, except for willful, wrongful acts or omissions or gross negligence of Grantee or its officers, directors, agents, contractors or employees;

     (b) Partial Foreclosure. Grantee, at its option, may upon five (5) days' notice or such longer notice period as may be required by statute institute proceedings for the complete or partial foreclosure of this Security Deed or take such steps to protect and enforce its rights whether by action, suit or proceeding in equity or at law for the specific performance of any covenant, condition or agreement in the Note or in this Security Deed (without being required to foreclose this Security Deed), or in aid of the execution of any power herein granted, or for any foreclosure hereunder, or for the enforcement of any other appropriate legal or equitable remedy or otherwise as Grantee shall elect, including, without limitation, to foreclose this Security Deed for any portion of the Debt which is then due and payable; provided, however, that if a partial foreclosure sale is made, such sale shall be subject to the continuing lien of the Transaction Documents for the unmatured part of the Debt; and such sale shall not in any manner affect the unmatured part of the Debt, but as to such unmatured part thereof, and the lien thereon, the same shall remain in full force and effect as though no foreclosure had occurred. Several foreclosure sales may be made pursuant to partial foreclosures without exhausting the right of full or partial foreclosure sale for any unmatured part of the Debt, it being the purpose to provide for a partial foreclosure sale of the Debt for any matured portion of the Debt without exhausting the power to foreclose and to sell the Mortgaged Property pursuant to such partial foreclosure for any other part of the Debt, whether matured at the time or subsequently maturing, and without exhausting any right of acceleration and full foreclosure. Notwithstanding the filing of any partial foreclosure or entry of a decree of sale therein, Grantee may elect at any time prior to a foreclosure sale pursuant to such decree to discontinue such partial foreclosure and to accelerate the Debt by reason of any uncured Event of Default upon which such partial foreclosure was predicated or by reason of any other Events of Default and proceed with full foreclosure proceedings;

     (c) Suits. To the extent permitted by law, Grantee, at its option, may, either with or without first taking possession, to proceed by suit or suits in equity and/or at law, or by any other appropriate remedy or proceeding, protect and enforce Grantee's rights hereunder whether for the specific performance (to the extent permitted by law) of any covenant or agreement contained herein or in the Note or for an injunction against the violation of any of the terms hereof or thereof or in aid of the exercise of any right, power or remedy granted to Grantee herein or therein, or to enforce the payment of the Note, or foreclose the lien and security interest of this Security Deed against the Mortgaged Property or any part thereof and to have all of the Mortgaged Property or any part thereof sold in one or more sales (as an entirety or in parcels) under the judgment or decree of a court of competent jurisdiction or otherwise. All rights of action under this Security Deed or in respect of the Note may be enforced by Grantee, without the production of the Note and without the possession thereof (to the extent Grantee or its agent gives a bona fide lost note affidavit in compliance with local law) at any trial or other proceeding relative thereto to the extent permitted by law;

     (d) Receiver. To the extent permitted by law and without the necessity to prove the value or occupancy of the security or the solvency or insolvency of any person then legally or equitably liable for payment of the Debt, Grantee shall be entitled as a matter of right, ex parte and without notice, to the appointment of a receiver to enter upon and take possession of the Mortgaged Property, perform all acts necessary or useful for the operation, use and maintenance of the Mortgaged Property and to collect all Rents thereof and apply the same and to exercise such other powers as are permitted by applicable law and the court making such appointment may direct and Grantor hereby consents to the appointment of such receiver. The expenses, including receiver's fees, reasonable attorneys' fees, costs and disbursements and agent's compensation, incurred pursuant to the powers herein contained shall be secured by this Security Deed. The right to enter and take possession of and to manage and operate the Mortgaged Property, and to collect the Rents, whether by a receiver or otherwise, shall be cumulative to any other right or remedy hereunder or afforded by law, and may be exercised concurrently therewith or independently thereof. Grantee shall be liable to account only for such Rents actually received by Grantee, whether received pursuant to this subparagraph 21(d) or subparagraph 21(a). Notwithstanding the appointment of any receiver or other custodian, Grantee shall be entitled as pledgee to the possession and control of any cash, deposits, or instruments at the time held by or payable or deliverable under the terms of this Security Deed to Grantee. Without limiting any of Grantee's rights hereunder, Grantee shall be entitled, as a matter of strict right, without notice and upon ex parte application, and without regard to the value or occupancy of the security, or the solvency of Grantor, or the adequacy of the Mortgaged Property or other collateral as security for the Notes, to have a receiver appointed to enter upon and take possession of the Mortgaged Property, collect the Rents and revenues and apply the same as the court may direct, such receiver to have all the rights and powers permitted under the laws of the jurisdiction in which the Mortgaged Property is located. Grantor hereby waives any requirements on the receiver or Grantee to post any surety or other bond. Grantee or the receiver may also take possession of, and for these purposes use, any and all personalty which is a part of the Mortgaged Property and used by Grantor in the rental or leasing thereof or any part thereof. The expense (including the receiver*s fees, counsel fees, costs and agent*s compensation) incurred pursuant to the powers herein contained shall be secured by this Security Deed. To the extent not prohibited by applicable law, Grantee shall (after payment of all costs and expenses incurred) apply such Rents and revenues received by it in the order set forth in Paragraph 23 of this Security Deed. The right to enter and take possession of the Mortgaged Property, to manage and operate the same, and to collect the Rents and revenues, whether by receiver or otherwise, shall be cumulative to any other right or remedy hereunder or afforded by law, and may be exercised concurrently therewith or independently thereof. Grantee shall be liable to account only for such Rents and revenues actually received by Grantee.

     (e) Sale in One Parcel. In the event of a sale, the Mortgaged Property may be sold in one parcel. Grantor hereby waives its rights, if any, to require that the Mortgaged Property be sold as separate units, tracts or estates;

     (f) Security Interest. In addition to the rights and remedies of Grantee set forth herein and in the Note and the other Transaction Documents, and not in lieu thereof, Grantee shall have all of the rights and remedies of a holder of a security interest under the Code, or under other applicable law with respect to the Security Interest Property and all rights and remedies provided or referred to herein and therein, shall, to the fullest extent permitted by applicable law, be cumulative;

     (g) Non Judicial Foreclosure, Power of Sale. Grantee, at its option, may institute an action to foreclose this Security Deed upon five (5) days' notice or such longer period for notice required by statute, or take such other action as may be permitted and available to Grantee, at law or in equity, for the enforcement of the Transaction Documents and the realization on the Mortgaged Property or any other security held by Grantee, and proceed thereon through to final judgment and execution thereon for the Debt, including, without limitation, all accrued and unpaid interest, the Yield Maintenance Premium, and all costs of enforcement, including attorney's fees. In furtherance thereof, Grantee shall have the full power and right to sell the Mortgaged Property or any part of the Mortgaged Property at public sale or sales before the door of the courthouse of the county in which the Mortgaged Property is located, to the highest bidder for cash, in order to pay the Debt, or a portion thereof secured hereby, and accrued interest thereon, and all expenses of the sale and of all proceedings in connection therewith, including reasonable attorneys' fees as provided herein and in the Note, after advertising the time, place and terms of sale once a week for four (4) weeks immediately preceding such sale (but without regard to the number of days) in a newspaper in which sheriff's sales are advertised in the county in which the Mortgaged Property is located. At any such public sale, Grantee may execute and deliver to the purchaser or purchasers a conveyance of the Mortgaged Property, or any part of the Mortgaged Property, in fee simple, with full warranties of title and to this end, Grantor hereby constitutes and appoints Grantee the agent and attorney-in-fact of Grantor to make such sale and conveyance, and thereby to divest Grantor of all right, title or equity that Grantor may have in and to the Mortgaged Property, and to vest the same in the purchaser or purchasers at such sale or sales, and all the acts and doings of said agent and attorney-in-fact are hereby ratified and confirmed and any recitals in said conveyance or conveyances as to facts essential to a valid sale shall be binding upon Grantor. The aforesaid power of sale and agency hereby granted are coupled with an interest and are irrevocable by death or otherwise, are granted as cumulative of the other remedies provided hereby or by law for collection of the Debt secured hereby and shall not be exhausted by one exercise thereof but may be exercised until full payment of all said indebtedness. In the event of any such foreclosure sale by Grantee, Grantor shall be deemed a tenant holding over and shall forthwith deliver possession to the purchaser or purchasers at such sale or be summarily dispossessed according to the provisions of law applicable to tenants holding over. Grantor further agrees that in the event of a sale, by foreclosure or otherwise, of less than all of the Mortgaged Property, the Transaction Documents shall continue as a lien and this Security Deed shall continue as an encumbrance upon the remaining portion of the Mortgaged Property. Grantor hereby assents to the passage of a decree for the sale of the Mortgaged Property upon the occurrence of an Event of Default by any court having jurisdiction.

     Grantee shall be entitled, in its sole discretion, to exercise all or any of the rights and remedies provided herein or in any of the other Transaction Documents or which may be given by statute, at law or in equity, or otherwise in such order and manner as Grantee shall elect, without impairing Grantee's rights under any of the Transaction Documents and without affecting the liability of any person, firm, corporation, or other entity for the sums secured by the Transaction Documents.

     22. Authorization to Execute Deeds; Adjournments

     (a) Grantor irrevocably appoints Grantee as its true and lawful attorney-in-fact, which appointment is coupled with an interest, for the purpose, following an Event of Default and the establishment of the maturity of the Debt (in accordance with the provisions of this Security Deed or by a court of competent jurisdiction), of effectuating, to the extent permitted by applicable law of the State, any sale, assignment, transfer or delivery of the Mortgaged Property or any part thereof or any interest therein for the enforcement of this Security Deed as Grantee may consider reasonably necessary or appropriate, with full power of substitution.

     (b) Grantee may adjourn, from time to time, in accordance with applicable law, any sale to be made by it under or by virtue of this Security Deed by announcement at the time and place appointed for such sale or for such adjourned sale or sales and, except as otherwise provided by any applicable provision of law, Grantee, without further notice or publication, may make such sale at the time and place to which the same shall be so adjourned.

     (c) In the event that Grantee has proceeded with the enforcement of any right under this Security Deed by foreclosure sale or otherwise and such proceedings shall have been discontinued or abandoned for any reason or shall have been determined adversely, then, in every such case, Grantor and Grantee shall be restored to their respective former positions and rights hereunder with respect to the Mortgaged Property, subject to the lien hereof.

     23. Proceeds of Foreclosure Sale. In any foreclosure of this Security Deed there shall be allowed and included in the decree of sale, to be paid, in the following order, out of the rents, revenues, issues, income, products and profits derived from the Mortgaged Property or the proceeds of such sale:

     First: All court costs, allowances authorized or permitted by statute or a court, fees and expenses of receivers, reasonable attorneys' fees and disbursements (which may include reasonable, actual billed costs, if any, of any attorney in the employ of Grantee and fees for services performed by legal assistants and other non-lawyers), appraisers' fees, costs of environmental audits and reports, expenditures for documentary and expert evidence, stenographers' charges, publication costs and costs of procuring all abstracts of title, title searches and examinations, title policies and similar data with respect to title which Grantee may reasonably incur and any other expenses of the foreclosure proceeding (all of which may be estimated as to items to be expended after the entry of the decree), with interest thereon (to the extent permitted by law), from the date of any such advance until paid to Grantee, computed at the Default Rate;

     Second: All other amounts (including, without limitation, all Impositions other than taxes subject to which the Mortgaged Property was sold and all direct and indirect costs and expenses incurred by or on behalf of Grantee in the operation and maintenance of the Mortgaged Property, the collection of Rents and the enforcement of any of their remedies under the Transaction Documents or by applicable law) advanced or paid by Grantee pursuant to the Note, this Security Deed or any other Transaction Document, with interest thereon (to the extent permitted by law), from the date of any such advance until paid to Grantee, computed at the Default Rate;

     Third: Any indebtedness secured by this Security Deed and at the time due and payable (whether by acceleration or otherwise), including all principal amounts, the Yield Maintenance Premium, if any, and interest at the time due and payable under the Note, and interest (to the extent permitted by law) at the Default Rate on any overdue principal and (to the extent permitted by law) any other sum constituting a portion of the Debt in such order and priority as Grantee shall in its sole discretion determine; and

     Fourth: All other amounts required to be paid by Grantor pursuant to any provision of any Transaction Document.

     Any surplus of the proceeds of such sale shall be paid promptly to the person or entity legally entitled thereto. In the event Grantee cannot determine the person or persons to whom the surplus should be paid or Grantee concludes that a controversy exists with respect to the surplus, Grantee may pay the surplus into a court of competent jurisdiction in an interpleader action and all expenses of such action, including legal fees incurred by Grantee, shall be paid from the surplus or, if the surplus is insufficient, by Grantor.

     24. Purchase of the Morgaged Property by Grantee. Grantee may be a purchaser of the Mortgaged Property or any part thereof or any interest therein at any sale thereof, whether pursuant to foreclosure or power of sale or otherwise, and may apply the amount of the Debt outstanding (or such portion thereof as the Grantee shall determine in its sole discretion), and the expenses of the sale and costs of the action and any other sums which Grantee is authorized to charge under this Security Deed or under applicable law toward the purchase price thereof.

     25. Security Agreement; Uniform Commercial Code

     (a) This Security Deed constitutes a security agreement under the Code and a security interest shall be deemed, and hereby is, granted by Grantor to Grantee and attached to the Security Interest Property for the benefit of Grantee as additional security for the Debt.

     (b) To the extent permitted by law, Grantor hereby authorizes Grantee to file financing and continuation statements to continue such lien with respect to the Security Interest Property without the signature of Grantor and, upon reasonable request, Grantor shall promptly execute financing and continuation statements in form satisfactory to Grantee to secure Grantee's interest in the Security Interest Property. Grantor shall further, from time to time, upon the written demand of Grantee, execute, acknowledge and deliver any financing statement, renewal, affidavit, certificate, continuation statement or other document as Grantee may request in order to perfect, preserve, continue, extend or maintain the security interest and priority of this Security Deed or such other security instrument as a first lien subject to the Permitted Exceptions. Grantor hereby irrevocably appoints Grantee as attorney-in-fact (which appointment shall be deemed to be coupled with an interest) for the limited purpose of executing and filing such financing and continuation statements. Grantor agrees to pay to Grantee, on written demand, all costs and expenses (including reasonable attorneys' fees and disbursements) incurred by Grantee in connection with the preparation, execution, acknowledgment, recording, filing and refiling of any such instrument or document, including, without limitation, the charges for examining title which amounts, as well as any other amounts required to be paid to Grantee pursuant to this Paragraph, together with interest thereon at the Default Rate from the date of any such expenditure by Grantee until repayment, and such sum, together with such interest, shall constitute a portion of the Debt secured by the lien of this Security Deed. Neither a request of Grantee hereunder nor the failure of Grantee to make such a request shall be construed as a release of any portion of the Mortgaged Property from the lien of this Security Deed, this covenant and any such security agreement or other similar security instrument delivered to Grantee being cumulative and additional security for payment of the Debt.

     (c) Upon the occurrence of any Event of Default, Grantee shall have all of the rights and remedies of a secured party under the Code with respect to the Security Interest Property, or other applicable law, and all rights and remedies provided for herein and in the Note, all of which rights and remedies are cumulative to those provided elsewhere in this Security Deed or otherwise available to Grantee. Upon the occurrence and continuance of any Event of Default, Grantee shall have the option to proceed as to both real and personal property in accordance with its rights and remedies in respect of the real property, in which event the default provisions of the Code shall not apply. The parties agree that in the event Grantee elects to proceed with respect to the Security Interest Property separately from the real property, Grantor will assemble the Security Interest Property (other than those items of Equipment which are affixed to the Improvements and not removable without material damage to such items or the Improvements) and make the Security Interest Property available to Grantee at a place or places reasonably convenient to Grantee. Any notice of sale, disposition or other intended action by Grantee, sent to Grantor at the address of Grantor specified for notices herein at least fifteen (15) days prior to such action, shall constitute reasonable notice to Grantor and the method of sale or disposition or other intended action set forth in such notice shall conclusively be deemed to be commercially reasonable within the meaning of the Code unless objected to in writing by Grantor within ten (10) days after receipt by Grantor of such notice.

     (d) All replacements, renewals and additions to the Equipment and the Personal Property shall become and be immediately subject to the security interest herein of Grantee and be covered by this Security Deed as part of the Mortgaged Property. Grantor warrants and represents that all Security Interest Property now is, and that all replacements thereof, substitutions therefor and additions thereto, will be, owned by Grantor free and clear of liens, encumbrances or security interests of others except for the Permitted Exceptions.

     (e) Neither the provisions of this Paragraph 25 nor the filing of any separate security agreement or financing statement, with respect to Grantee's security interest in the Security Interest Property, shall be construed as in any way derogating or impairing the intention of the parties hereto that the Security Interest Property shall, at all times and for all purposes and in all proceedings, both legal and equitable, be regarded as a part of the Mortgaged Property.

     26. Certificate as to No Default, etc.; Information

     (a) Grantor will deliver to Grantee, within thirty (30) days after written request, a written statement duly acknowledged by an authorized representative of Grantor stating (i) the outstanding amount of the Debt (ii) whether to the Best Knowledge of Grantor any offsets or defenses exist against the Debt, and
(iii) whether to the Best Knowledge or Grantor, there exists no default, condition or event which, with the giving of notice or lapse of time or both, would constitute a default in the performance or observance of any of the terms of this Security Deed or any of the other Transaction Documents, or if any such default exists, specifying to the nature and period of existence thereof and what action Grantor is taking or proposes to take with respect thereto.

     (b) In addition to the information provided for in paragraph (a) above, (i) Grantor will deliver to Grantee, within thirty (30) days after written request, such further information with respect to the Mortgaged Property as Grantee may, from time to time, reasonably request, (ii) Grantor will direct all Tenants under the Leases and lessors under the Equipment Leases (as defined in the Loan Agreement) to deliver to Grantee such information requested by Grantee to the extent required to be furnished under such Lease or Equipment Lease, and (iii) Grantor will use its reasonable efforts to cause such Tenants or lessors to deliver to Grantee such information to the extent not so required to be furnished under such Lease or Equipment Lease. Each such request for additional information of Grantor or any such Tenant or lessor may be made by Grantee, from time to time, for any reasonable business purpose.

     27. Books and Records; Financial Statements. Grantee or its designated representatives shall, upon reasonable prior notice to Grantor, have (a) the right of entry and free access to the Premises (subject to the rights of hotel guests) during business hours to inspect the Mortgaged Property and (b) the right at reasonable times and upon not less than five (5) Business Days' notice, to inspect all books, contracts and records of Grantor relating to the Mortgaged Property. Grantor shall make the officers, directors of its general partners, and its regional supervisors and retained professionals knowledgeable of such matters available for Grantee or its designated representatives to discuss Grantor's affairs, finances and accounts relating to the Mortgaged Property and Grantor will cooperate with, and request that each of the foregoing individuals cooperate with, Grantee and its designated representative to enable them to perform these functions, at all reasonable times and as often as Grantee may reasonably request.

     28. Application of Proceeds. Any sum which by the terms of this Security Deed is to be applied to the Loan or the Note shall be applied by Grantee in such order and priority as is set forth herein or in any other Transaction Document.

     29. Terms Subject to Applicable Law; Severability. All rights, powers and remedies provided herein are intended to be limited to the extent necessary so that they will not render this Security Deed invalid, unenforceable or not entitled to be recorded, registered or filed under any applicable law. If any term of this Security Deed shall be held to be invalid, illegal or unenforceable, the validity, legality and enforceability of the other terms hereof shall in no way be affected thereby.

     30. Further Acts, etc. Grantor shall, at its sole cost and expense, and without expense to Grantee, do, execute, acknowledge and deliver all and every such further acts, deeds, conveyances, mortgages, assignments, notices of assignments, transfers, assurances as Grantee shall, from time to time, reasonably require for better assuring, conveying, assigning, transferring and confirming unto Grantee the property and rights hereby mortgaged or intended now or hereafter so to be, or which Grantor may be or may hereafter become bound to convey or assign to Grantee, or for carrying out the intention or facilitating the performance of the terms of this Security Deed or filing, registering or recording this Security Deed and, on written demand, will execute and deliver one or more financing statements to evidence more effectively the lien hereof upon the Mortgaged Property except that Grantor shall have no obligation to comply with the foregoing if any such action would increase Grantor's liability hereunder or increase Grantee's rights hereunder. Grantor will reimburse Grantee, on written demand, for any sums (including reasonable attorneys' fees and disbursements) reasonably expended by Grantee in preparing, executing, acknowledging, filing, registering and recording such instruments, certificates and documents.

     31. Limitation of Liability of Grantee. Neither this Security Deed nor any action or inaction on the part of Grantee shall, without such party's written consent, constitute an assumption on such party's part of any obligation under any of the Leases or any other agreement affecting the Mortgaged Property, nor shall Grantee have any obligation to make any payment to be made by Grantor under the Leases or any such other agreement, or to present or file any claim, or to take any other action to collect or enforce the payment of any amounts which have been assigned to Grantee or to which Grantee may be entitled hereunder at any time or times. No action or inaction on the part of Grantee shall adversely affect or limit in any way the rights of Grantee hereunder or under the Leases or the Note or the Assignment.

     32. Documentary Stamps. If at any time any Governmental Authority shall require revenue or other stamps to be affixed to the Note or this Security Deed, Grantor will pay for the same, with interest and penalties thereon, if any. The provisions of the final sentence of Paragraph 34 shall apply to any failure of Grantor to make any such payment.

     33. Cumulative Remedies of Grantee; No Waiver. No legal, equitable or contractual right, power or remedy of Grantee shall be exclusive of any other, but rather, each right, power or remedy shall be separate, cumulative and concurrent and shall be in addition to every right, power or remedy now or hereafter existing at law or in equity. No delay in the exercise of, or omission to exercise, any right, power or remedy accruing on any default shall impair any such right, power or remedy or be construed to be a waiver of any such default or acquiescence therein, nor shall it affect any subsequent default of the same or a different nature. Every such right, power or remedy may be exercised concurrently or independently, and when and as often as may be deemed expedient, by Grantee. Grantee may resort for the payment of the Debt to the Mortgaged Property and to any other security held by Grantee in such order and manner as Grantee, in its sole discretion, consistent with the Transaction Documents, may elect. Grantee may take action to recover the Debt, or any portion thereof, or to enforce any covenant hereof without prejudice to the right of Grantee thereafter to foreclose this Security Deed or sell the Mortgaged Property pursuant to the power of sale, if any, contained herein. No act of Grantee shall be construed as an election to proceed under any one provision herein to the exclusion of any other provision.

     34. Filing of Security Deed, etc. Grantor forthwith upon the execution and delivery of this Security Deed and thereafter, from time to time, as reasonably required or requested by Grantee, will cause this Security Deed, the Assignment, and any security instrument or Transaction Document creating a lien or evidencing the lien hereof upon the Mortgaged Property and each instrument of further assurance, and each supplement to any of the foregoing and each modification to any of the foregoing, to be filed, registered or recorded in such manner and in such places as may be required by any present or future law in order to publish notice of and fully to protect the lien hereof upon, and the interests of Grantee in the Mortgaged Property. Grantor will pay all filing, registration or recording fees, and all reasonable expenses incident to the execution and acknowledgment of this Security Deed, any mortgage or deed of trust supplemental hereto, any security instrument with respect to the Mortgaged Property and any instrument of further assurance, and all Federal, state, county and municipal taxes, duties, imposts, assessments and charges arising out of or in connection with the execution and delivery of this Security Deed, any mortgage or deed of trust supplemental hereto, any security instrument with respect to the Mortgaged Property or any instrument of further assurance. In the event that Grantor shall fail to make any such payment, Grantee shall have the right, but not the obligation, to pay at the direction of Grantee the amount due and shall notify Grantor of such payment and Grantor shall reimburse Grantee therefor, upon written demand, with interest thereon at the Default Rate from the date of demand by Grantee to the date of repayment, and such amount, together with such interest, shall constitute a portion of the Debt secured by the lien of this Security Deed.

     35. Usury Laws. It is the intent of Grantor and Grantee to comply at all times with applicable usury laws. If at any time such laws would render usurious any amounts called for under the Note or any of the Transaction Documents, then it is Grantor's and Grantee's express intention that such excess amount be immediately credited on the principal balance of the Note (or, if the Note has been fully paid, and Grantee has no further obligation under the Loan Agreement to make Advances, refunded by Grantee to Grantor and Grantor shall accept such refund), and the provisions hereof and thereof be immediately deemed to be reformed to comply with the then applicable laws, without the necessity of the execution of any further documents, but so as to permit the recovery of the fullest amount otherwise called for hereunder and thereunder. Any such crediting or refund shall not cure or waive any default by Grantor under the Note or under any of the other Transaction Documents. If, at any time following any such reduction in the interest rate payable by Grantor, there remains unpaid any principal amounts under the Note and the maximum interest rate permitted by applicable law is increased or eliminated, then the interest rate payable hereunder shall be readjusted, to the extent permitted by applicable law, so that the total dollar amount of interest payable hereunder shall be equal to the dollar amount of interest which would have been paid by Grantor without giving effect to the applicable usury laws theretofore in effect. Grantor agrees, however, that in determining whether or not any interest payable under the Note or any of the other Transaction Documents exceeds the highest rate permitted by law, any non-principal payment (except payments specifically stated in the Note or in any other Transaction Document to be "interest"), including, without limitation, prepayment fees and late charges, shall be deemed, to the extent permitted by law, to be an expense, fee or premium rather than interest. Without limiting the foregoing, it is the intent of Grantor and Grantee and all other parties to the Transaction Documents to conform to and contract in strict compliance with applicable usury laws from time to time in effect. All agreements between Grantee and Grantor (or any other party liable with respect to any indebtedness under the Transaction Documents) are hereby limited by the provisions of this Paragraph 35 which shall override and control all such agreements, whether now existing or hereafter arising and whether written or oral. In no way, nor in any event or contingency (including but not limited to prepayment, default, demand for payment, or acceleration of the maturity of any obligation), shall the interest taken, reserved, contacted for, charged or received under this Security Deed, the Notes or otherwise, exceed the maximum amount permissible under applicable law. If, from any possible construction of any document, interest would otherwise be payable in excess of the maximum lawful amount, any such construction shall be subject to the provisions of this Paragraph 35 and such document shall be automatically reformed and the interest payable shall be automatically reduced to the maximum amount permitted under applicable law, without the necessity of execution of any amendment or new document. If Grantee shall ever receive anything of value which is characterized as interest under applicable law and which would apart from this provision be in excess of the maximum lawful amount, an amount equal to the amount which would have been excessive interest shall, without penalty, be applied to the reduction of the principal amount owing on the obligations of Grantor under the Transaction Documents in the inverse order of its maturity and not to the payment of interest, or refunded to Grantor or the other payor thereof if and to the extent such amount which would have been excessive exceeds such unpaid principal. The right to accelerate maturity of the Notes or any other obligations of Grantor under the Transaction Documents does not include the right to accelerate any interest which has not otherwise accrued on the date of such acceleration, and Grantee does not intend to charge or receive any unearned interest in the event of acceleration. All interest paid or agreed to be paid to Grantee shall, to the extent permitted by applicable law, be amortized, prorated, allocated and spread throughout the full stated term (including any renewal or extension) of such indebtedness so that the amount of interest on account of such indebtedness does not exceed the maximum permitted by applicable law. As used in this Paragraph 35, the term "applicable law" shall mean the laws of the State or the federal laws of the United States applicable to this transaction, whichever laws allow the greater interest, as such laws now exist or may be changed or amended or come into effect in the future.

     36. Marshalling. Grantor waives and releases any right to have the Mortgaged Property marshalled.

     37. Waiver of Notice. Grantor shall not be entitled to any notices of any nature whatsoever from Grantee except with respect to matters for which this Security Deed, the Loan Agreement or the Note specifically and expressly provides for the giving of notices by Grantee to Grantor, and Grantor hereby expressly waives the right to receive any notice from Grantee with respect to any matter for which this Security Deed, the Loan Agreement or the Note does not specifically and expressly provide for the giving of notice by Grantee to Grantor.

     38. Recovery of Sums Required To Be Paid. Grantee shall have the right from time to time to take action to recover any sum or sums which constitute a part of the Debt as the same become due, without regard to whether or not the balance of the Debt shall be due, and without prejudice to the right of Grantee to thereafter bring an action of foreclosure, or any other action, for a default or defaults by Grantor existing at the time such earlier action was commenced.

     39. Intentionally omitted.

     40. No Oral Change. This Security Deed may only be modified or amended by an agreement in writing signed by Grantor and Grantee, and may only be released, discharged or satisfied of record by an instrument in writing signed by Grantee.

     41. Notices. Except as otherwise specified herein, all notices, requests, demands, consents, reports or other communications, including, without limitation, a tender of cure pursuant to Paragraph 19 (c), to or upon the respective parties hereto shall be in writing and be deemed to have been duly given or made when received, if personally delivered by messenger or national overnight courier service, or if sent by registered or certified U.S. mail, postage prepaid, return receipt requested, if sent by telecopier with electronic confirmation of receipt (hard copy to be sent by regular mail), addressed to the party to which such notice, request, demand, consent, report or other communication is being given at its address set forth below, or at such other address as any of the parties hereto may hereafter notify the others by notice given hereunder:

         Grantee:          Nomura Asset Capital Corporation
                           Two World Financial Center
                           Bldg. B, 21st Floor
                           New York, New York 10281-1198
                           Att:    Daniel S. Abrams, Director
                           Fax:    (212) 667-1022

         with a copy to:    Rosenman & Colin LLP
                            575 Madison Avenue
                            New York, New York  10022
                            Att:    Michael Peskowitz, Esq.
                            Fax:    (212) 940-8776

         Grantor:           HMA Realty Limited Partnership
                            c/o Host Marriott Corporation
                            10400 Fernwood Road
                            Bethesda, Maryland 20817
                            Att:    Law Department 923/
                                    Deputy General Counsel
                            Fax:    (301) 380-6332

         with a copy to:   HMA Realty Limited Partnership
                           c/o Host Marriott Corporation
                           10400 Fernwood Road
                           Bethesda, Maryland 20817
                           Att:    Asset Management Department 908
                           Fax:    (301) 380-8260

     42. Joint and Several Liability. If Grantor consists of more than one person, the obligations and liability of each such person hereunder shall be joint and several.

     43. Headings, etc. The headings and captions of the paragraphs of this Security Deed are for convenience of reference only and are not to be construed as defining or limiting, in any way, the scope or intent of the provisions hereof.

     44. Successors and Assigns. The provisions of this Security Deed shall be binding upon Grantor and Grantee, and their respective successors and assigns, and all persons claiming under or through Grantor or Grantee or any such successor or assign, and shall inure to the benefit of, and be enforceable by, Grantee and its respective successors and assigns.

     45. Survival of Assignment. Notwithstanding anything to the contrary contained in this Security Deed, the assignment, pledge and mortgaging of the Condemnation Proceeds, the Insurance Proceeds and the Refunds, and the right to apply any of the foregoing in accordance with the terms of this Security Deed, shall survive any foreclosure of the lien of this Security Deed.

     46. Construction; Counterparts

     (a) Unless the context clearly indicates a contrary intent or unless otherwise specifically provided herein, words used in this Security Deed shall be used interchangeably in singular or plural form, the word "Grantor" shall mean each Grantor and any subsequent owners of the Mortgaged Property or any part thereof or interest therein, the word "Grantee" shall mean each Grantee and any subsequent holder of any of the Note, and the word "person" shall include an individual, corporation, partnership, limited liability company, limited liability partnership, trust, unincorporated association, government, governmental authority, or other entity. References to "this Paragraph" shall mean the paragraph commencing with an Arabic numeral in which the affected phrase or sentence is contained. The phrase "Best Knowledge of Grantor" shall mean knowledge after appropriate and proper inquiry obtained by Grantor or any officer or director of Grantor or any regional supervisor of Grantor charged with primary responsibility as to such matters in connection with operation of the Mortgaged Property. Whenever the context may require, any pronouns used herein shall include the corresponding masculine, feminine or neuter forms, and the singular form of nouns and pronouns shall include the plural and vice versa. The terms "herein", "hereof" or "hereunder" or similar terms used in this Security Deed refer to this entire Security Deed and not to the particular provision in which the term is used.

     (b) It is acknowledged and agreed that in the preparation of this Security Deed and the other Transaction Documents indistinguishable contributions were made by representatives of both Grantor and Grantee, and that Grantor and Grantee each waives any and all rights, either at law or in equity, to have the provisions of this Security Deed or any part thereof or the provisions of any other Transaction Document interpreted in favor of one over the other based on a claim that representatives of one or the other were the principal draftsmen of any such document.

     (c) In the event that the provisions of this Security Deed directly conflict with any provision of the Loan Agreement, the provisions of the Loan Agreement shall govern, except the provisions of the Security Deed with respect to Grantee's perfection of a security interest or lien on the Mortgaged Property, and the enforcement thereof shall be governed by the terms and provisions of the Security Deed.

     (d) This Security Deed may be executed in any number of duplicate originals and each such duplicate original shall be deemed to constitute but one and the same instrument.

     47. Governing Law. IN ALL RESPECTS, INCLUDING, WITHOUT LIMITATION, MATTERS OF CONSTRUCTION AND VALIDITY, THIS DEED OF TRUST AND THE OBLIGATIONS ARISING HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE APPLICABLE TO CONTRACTS MADE AND PERFORMED IN THE STATE (WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAWS OR COMITY) AND ANY APPLICABLE LAWS OF THE UNITED STATES OF AMERICA. NOTWITHSTANDING THE FOREGOING, THE NOTE AND LOAN AGREEMENT ARE GOVERNED BY THE LAWS OF THE STATE OF NEW YORK.

     48. Expenses of Enforcement. All reasonable costs and expenses of Grantee in the enforcement of any covenant of Grantor or any right or remedy afforded Grantee pursuant to this Security Deed or any other Transaction Document or in connection with any proceedings, including probate and bankruptcy proceedings, to which Grantee shall be a party, either as plaintiff, claimant or defendant, by reason of this Security Deed or any indebtedness hereby secured or in connection with preparations for the commencement of any suit for the foreclosure hereof after accrual of such right to foreclose, whether or not actually commenced shall be paid by Grantor within ten (10) days after written demand by Grantee, and, to the extent permitted by law, shall bear interest, at the Default Rate from ten (10) days after the date of demand until the actual date of repayment by Grantor, and shall be deemed a part of the Debt and secured by this Security Deed. As used herein, "reasonable costs and expenses" shall include, without limitation, actual expenses incurred by Grantee, fees and expenses of Grantee's agents, reasonable attorneys fees and expenses (which may include reasonable, actual billed costs, if any, of any attorney in the employ of Grantee and fees for services performed by legal assistants and other non-lawyers), court costs and filing fees, allowances authorized or permitted by statute or of a court, fees and expenses of receivers, appraisers fees, costs of environmental audits and reports, expenditures for documentary and expert evidence, stenographers charges, publication costs and the cost of procuring abstracts of title, title searches and examinations, title policies and similar data with respect to title which Grantee may deem reasonably necessary and all other expenses of the foreclosure or similar enforcement proceeding, all of which may be estimated as to items to be expended after the entry of the decree.

     49. Waivers; Sale Bar Against Foreclosure

     (a) Grantor hereby expressly waives the pleading of any statute of limitations or other bar to an action based on the passage of time as a defense to any obligations secured by the Transaction Documents to the full extent permitted by law.

     (b) In any action to foreclose the lien or liens of this Security Deed, including a partial foreclosure, no defense, counterclaim or setoff shall be available to Grantor other than one which denies the existence or sufficiency of the facts upon which the action is grounded or which raises an issue concerning the priority of liens. If any defense, counterclaim or setoff, other than one permitted by this Paragraph 49 is timely raised in such foreclosure action, such defense, counterclaim or setoff shall be dismissed; provided, however, if such defense, counterclaim or setoff is based on a claim which could be tried in an action for money damages, such claim may be brought in a separate action which shall not thereafter be consolidated with such foreclosure action. The bringing of such separate action for money damages shall not be deemed to afford any grounds for staying the foreclosure action.

     (c) Grantor hereby expressly waives for itself and all who may claim through or under it, and to the fullest extent Grantor may do so under applicable law, any and all rights of redemption in the event of a foreclosure sale, and the sale of the Mortgaged Property, or any part thereof, or any interest therein, whether pursuant to foreclosure or partial foreclosure or otherwise, any such foreclosure or partial foreclosure sale under this Security Deed shall be a perpetual bar against Grantor.

     (d) Notwithstanding anything to the contrary contained in this Security Deed, Grantor hereby agrees that, to the extent permitted by applicable law, Grantor shall not at any time:

     (i) insist upon, plead or in any manner whatever claim or take any benefit or advantage of any stay, extension or moratorium law or an exemption from execution or sale of the Mortgaged Property or any part thereof, wherever enacted, now or at any time hereafter in force, which may affect the covenants and terms of performance of this Security Deed or any other Transaction Document;

     (ii) claim, take or insist upon any benefit or advantage of any law now or hereafter in force providing for the valuation or appraisal of the Mortgaged Property, or any part thereof, prior to any sale or sales thereof which may be made pursuant to any provision hereof or pursuant to the decree, judgment or order of any court of competent jurisdiction or upon execution of any judgment recovered for all or any portion of the Debt; or

     (iii) avail itself of any benefits that might accrue to it by virtue of any present or future laws excepting the Mortgaged Property, or any proceeds arising from the sale thereof, from attachment, levy, or sale under execution from civil process, or extension of time for payment.

     50. No Claim of Credit for Impositions. Grantor will not make deduction from or claim credit on the principal or interest secured by this Security Deed by reason of any governmental taxes, assessments or charges. Grantor will not claim any deduction from the taxable value of the Mortgaged Property by reason of this Security Deed.

     51. Sole Discretion of Grantee; Reasonableness

     (a) Wherever pursuant to the provisions of this Security Deed, Grantee exercises any right given to it to approve or disapprove, or any arrangement or term is to be satisfactory to Grantee, in Grantee's opinion, judgment or discretion, then the decision of Grantee to approve or disapprove or to decide that arrangements or terms are satisfactory or not satisfactory shall be in Grantee's sole discretion, and shall be final and conclusive.

     (b) In the event the consent or approval of Grantee is required to be reasonable under any provision in this Security Deed or any other Transaction Document and Grantor believes that such consent or approval was withheld or delayed in violation of such standard, then Grantor's sole remedy in such case shall be either (i) to seek the release of the Mortgaged Property and this Security Deed in accordance with the Loan Agreement, or (ii) to seek injunctive relief or specific performance, and if the court determines, without right to further appeal, that such approval or consent was withheld in violation of the applicable standard, then (A) the consent or approval shall be deemed granted,
(B) Grantee shall deliver prompt written confirmation of such consent or approval, (C) the granting of such consent or approval shall be the only remedy available to Grantor, (D) neither Grantee nor its officers or agents shall have any liability for having withheld or delayed such consent or approval, and (E) Grantor's obligations under the Transaction Documents shall not be diminished in any way.

     52. Modification by Grantee. Grantor agrees that, without affecting the liability of Grantor or any other person (except any person expressly released in writing) liable for payment of the Debt or for performance of any obligation contained herein or affecting the lien and security interest of this Security Deed upon the Mortgaged Property or any part thereof, Grantee may, at any time and from time to time, regardless of consideration, without notice to or obtaining the consent of any person (a) release any person liable for payment of any indebtedness secured hereby or for performance of any obligation, (b) extend the time or agree to alter the terms of payment of any such indebtedness, including, without limitation, modifying the interest rate, the amortization period or any other provision of the Note, (c) modify or waive any obligation (to the extent same does not increase Grantor's obligations), (d) subordinate, modify or otherwise deal with the lien and security interest hereof, (e) release the whole or any part of the Mortgaged Property or any other security, (f) accept additional security of any kind, (g) consent to the making of any map or plat of the Mortgaged Property, the creating of any easements thereon or any covenants restricting use or occupancy thereof, or (h) exercise, refrain from exercising or waive any right Grantee may have without in any manner impairing or affecting the Transaction Documents, as so extended, modified and supplemented, or the lien or priority thereof unless expressly released or discharged from such obligation by Grantee in writing.

     53. Assignment; Participations

     (a) Grantee shall have the right in its sole discretion and at its sole cost and expense, except to the extent expressly provided to the contrary in the Loan Agreement, at any time during the term of the Loan to sell, assign, syndicate, securitize or otherwise transfer or dispose of its interest in all or any portion of the Loan, provided, however, that all of the provisions hereof shall continue in full force and effect following any such sale, assignment, syndication, securitization or other transfer.

     (b) Grantee may at any time grant to one or more banks, life insurance companies or other financial institutions (each a "Participant") participating interests in all or a portion of Grantee's interest in the Loan, provided that, in the event of any such grant by Grantee of a participating interest to a Participant, whether or not upon notice to Grantor, Grantee shall remain responsible for the performance of its obligations hereunder, and Grantor shall continue to deal solely and directly with the Grantee named herein in connection with Grantee's rights and obligations under this Security Deed. Grantee shall give Grantor written notice of any such grant by Grantee of such a participating interest to a Participant.

     54. No Merger. If both the landlord's and the tenant's estates under any Lease shall at any time become vested in one owner, or if Grantor's and Grantee's estates under this Security Deed shall at any time become vested in one owner, including, without limitation, upon the delivery of a deed to Grantee in lieu of a foreclosure sale, or upon a purchase of the Mortgaged Property by Grantee in a foreclosure sale, this Security Deed and the lien created hereby shall not be destroyed or terminated by the application of the doctrine of merger and in such event Grantee shall continue to have and enjoy all of the rights and privileges of Grantee as to the separate estates; and, as a consequence thereof, upon the foreclosure of the lien created by this Security Deed any Leases or subleases then existing and created by Grantor shall not be destroyed or terminated by application of the law of merger or as a result of such foreclosure unless Grantee or any purchaser at any such foreclosure sale shall so elect. No act by or on behalf of Grantee or any such purchaser shall constitute a termination of any Lease or sublease unless Grantee or such purchaser shall give written notice thereof to the Tenant or sublessee thereunder.

     55. Running with the Land. All covenants contained in this Security Deed shall run with the land of the Mortgaged Property.

     56. True Copy. GRANTOR ACKNOWLEDGES HAVING RECEIVED A TRUE COPY OF THIS Security Deed WITHOUT CHARGE.

     57. Waiver of Jury Trial. GRANTOR, AND Grantee BY ITS ACCEPTANCE OF THIS SECURITY DEED, EACH HEREBY EXPRESSLY WAIVES TRIAL BY JURY IN ANY ACTION OR PROCEEDING BROUGHT BY EITHER PARTY HERETO AGAINST THE OTHER, OR IN ANY MATTERS WHATSOEVER ARISING OUT OF OR IN ANY WAY CONNECTED WITH THIS SECURITY DEED, THE NOTE, THE ASSIGNMENT OR ANY OF THE OTHER TRANSACTION DOCUMENTS TO THE FULL EXTENT PERMITTED BY LAW.

     58. After-Acquired Property. If, after the date of this Security Deed, Grantor acquires any property located on and used in connection with the Mortgaged Property and that by the terms of this Security Deed is required or intended to be encumbered by this Security Deed, the property shall become subject to the lien and security interest of this Security Deed immediately upon its acquisition by Grantor and without any further mortgage, conveyance, assignment or transfer. Nevertheless, upon Grantee's reasonable request, from time to time, Grantor will execute, acknowledge and deliver any additional instruments and assurances of title and will do or cause to be done anything further that is reasonably necessary for carrying out the intent of this Security Deed.

     59. Non-Recourse. The obligations of Grantor hereunder are "Non-Recourse" as such term is defined in the Loan Agreement.

     60.  Variable Rate on Interest; Additional Interest.

     On the Optional Prepayment Date (as such term is defined in the Loan Agreement) and on each anniversary thereof, the interest rate on the Note secured by this Security Deed will be adjusted to be equivalent to the Adjusted Rate (as such term is determined in accordance with the Note and the Loan Agreement.) During the period following the Optional Prepayment Date it is possible that some or all of the additional interest may be unpaid and may be accruing until the Maturity Date.

     61. Splitting of the Security Deed. This Security Deed and the Note shall, at any time until the same shall be fully paid and satisfied, at the sole election of the Grantee, be split or divided into two or more notes and two or more Deeds to Secure Debt and related Security Documents, each of which shall cover all or a portion of the Mortgaged Property having pari passu or varying payment and/or lien priority as among one another, as will be more particularly described therein. To that end, the Grantor, upon written request of the Grantee, shall execute, acknowledge and deliver to the Grantee and/or its designee or designees substitute notes and security instruments in such principal amounts, aggregating not more than the then unpaid principal amount secured by this Security Deed, and containing terms, provisions and clauses no less favorable to the Grantor than those contained herein and in the Note, and such other documents and instruments may be required by the Grantee to effect the splitting of the Note and this Security Deed.

     62. Georgia Provisions.

     (i) Time is of the essence with respect to this Security Deed and any Event of Default.

     (ii) As used in this Security Deed and in the other Transaction Documents, "reasonable attorney's fees of Grantee's counsel" or words of like effect shall mean the reasonable fees and expenses of Grantee's counsel actually incurred at standard hourly rates of such counsel rather than a percentage of principal and interest as provided in O.C.G.A. Sec. 13-1-11(a)(2).

     (iii) BY EXECUTION OF THIS SECURITY DEED AND BY INITIALING THIS PARAGRAPH 62, GRANTOR EXPRESSLY: (A) ACKNOWLEDGES THE RIGHT OF GRANTEE TO ACCELERATE THE INDEBTEDNESS EVIDENCED BY THE NOTE AND THE POWER OF ATTORNEY GIVEN HEREIN TO GRANTEE TO SELL THE MORTGAGED PROPERTY OR A PORTION THEREOF, BY NONJUDICIAL FORECLOSURE UPON DEFAULT BY GRANTOR WITHOUT ANY JUDICIAL HEARING AND WITHOUT ANY NOTICE OTHER THAN SUCH NOTICE (IF ANY) AS IS SPECIFICALLY REQUIRED TO BE GIVEN UNDER THE PROVISIONS OF THIS SECURITY DEED; (B) WAIVES ANY AND ALL RIGHTS WHICH GRANTOR MAY HAVE UNDER THE CONSTITUTION OF THE UNITED STATES (INCLUDING THE FIFTH AND FOURTEENTH AMENDMENTS THEREOF), THE VARIOUS PROVISIONS OF THE CONSTITUTIONS FOR THE SEVERAL STATES, OR BY REASON OF ANY OTHER APPLICABLE LAW
(1) TO NOTICE AND TO JUDICIAL HEARING PRIOR TO THE EXERCISE BY GRANTEE OF ANY RIGHT OR REMEDY HEREIN PROVIDED TO GRANTEE, EXCEPT SUCH NOTICE (IF ANY) AS IS SPECIFICALLY REQUIRED TO BE PROVIDED IN THIS SECURITY DEED; AND (2) CONCERNING THE APPLICATION, RIGHTS OR BENEFITS OF ANY MORATORIUM, REINSTATEMENT, MARSHALLING, FORBEARANCE, APPRAISEMENT, VALUATION, STAY, EXTENSION, HOMESTEAD, EXEMPTION OR REDEMPTION LAWS; (C) ACKNOWLEDGES THAT GRANTOR HAS READ THIS SECURITY DEED AND ITS PROVISIONS HAVE BEEN EXPLAINED FULLY TO GRANTOR AND GRANTOR HAS CONSULTED WITH COUNSEL OF GRANTOR'S CHOICE PRIOR TO EXECUTING THIS SECURITY DEED; AND (D) ACKNOWLEDGES THAT ALL WAIVERS OF THE AFORESAID RIGHTS OF GRANTOR HAVE BEEN MADE KNOWINGLY, INTENTIONALLY AND WILLINGLY BY GRANTOR AS PART OF A BARGAINED FOR LOAN TRANSACTION AND THAT THIS SECURITY DEED IS VALID AND ENFORCEABLE BY GRANTEE AGAINST GRANTOR IN ACCORDANCE WITH ALL THE TERMS AND CONDITIONS HEREOF.

                              INITIALED BY GRANTOR:

                               -------------------

     (iv) This Security Deed is a deed and security agreement passing legal title pursuant to the laws of the State of Georgia governing loan or security deeds and security agreements and is not a mortgage.

     (v) The Grantor represents and warrants to the Grantee that neither all of the Premises nor any part thereof is to be used as a dwelling place by the Grantor at the time this Security Deed is entered into and, accordingly, the notice requires of O.C.G.A. '44-14-162.2 shall not be applicable to any exercise of the power of sale contained in this Security Deed.

     (vi) The interest of the Grantee under this Security Deed and the liability and obligation of the Grantor for the payment of the indebtedness secured by the Deed arise from a "commercial transaction" within the meaning of O.C.G.A. '44-14-260, the Grantor waives any and all rights which the Grantor may have to notice prior to seizure by the Grantee of any interest in personal property of the Grantor which constitutes part of the Premises, whether such seizure is by writ of possession or otherwise.

                            (Signature page follows)




         IN WITNESS WHEREOF, Grantor has duly executed and sealed this Security Deed as of the day and year first above written.

Signed, sealed and delivered in the presence of:


                                   WITNESSES: HMA REALTY LIMITED PARTNERSHIP, a Delaware limited partnership

                                   By: HMA-GP, Inc., its general partner

                                   By:  /s/  P.K. Brady
Unofficial Witness:                Name: Patricia K. Brady
                                   Title: Vice President
                                   [CORPORATE SEAL]
Notary Public:
My Commission expires:


[Notary seal]




STATE OF                   )
                           )ss.:
COUNTY OF         )

         On this _____ day of January,  1998, before me personally came Patricia
K. Brady, to me known to be the individual who executed the foregoing instrument, and who, being duly sworn by me, did depose and say that he is a Vice President of HMA-GP, Inc., the General Partner of HMA Realty Limited Partnership, a Delaware limited partnership, and that he has the authority to sign the same, and acknowledged that he executed the same as the act and deed of said corporation.




                                                     Signature
                                                     Name:









                                    EXHIBIT A

                            Legal Description of Land


         ALL THAT TRACT or parcel of land lying and being in Land Lot 51 of the 14th District of Fulton County, Georgia, containing 3.58 acres, same being more particularly described as follows:

         TO FIND THE TRUE POINT OF BEGINNING, begin at a drill hole set which marks the intersection of the northerly Right-of-Way Line of Harris Street (Sixty (60') foot Right-of-Way) with the easterly Right-of-Way Line of Peachtree Center Avenue (Sixty (60') foot Right-of-Way); thence traveling along the northerly Right-of-Way Line of said Harris Street south 89 degrees 10 minutes 36 seconds east a distance of 207.07 feet to a drill hole set on said Right-of-Way Line which drill hole set is the TRUE POINT OF BEGINNING; from the TRUE POINT OF BEGINNING as thus established leaving said Right-of-Way Line and traveling north 00 degrees 49 minutes 24 seconds east a distance of 112.72 feet to a point; thence traveling north 89 degrees 10 minutes 36 seconds west a distance of
206.60 feet to a nail set on the easterly Right-of-Way Line of said Peachtree Center Avenue; thence traveling along said Right-of-Way Line north 01 degrees 03 minutes 48 seconds east a distance of 177.30 feet to a drill hole set on said Right-of-Way Line; thence leaving said Right-of-Way Line and traveling south 89 degrees 10 minutes 36 seconds east a distance of 205.92 feet to a point; thence traveling north 00 degrees 49 minutes 24 seconds east a distance of 113.30 feet to a nail set on the southerly Right-of-Way Line of Baker Street (Sixty (60') foot Right-of-Way); thence traveling along said Right-of-Way Line south 89 degrees 19 minutes 51 seconds east a distance of 296.41 feet to a drill hole set on said Right-of-Way Line at its intersection with the westerly Right-of-Way Line of Courtland Street (Seventy (70') foot Right-of-Way); thence traveling along the westerly Right-of-Way Line of said Courtland Street south 01 degrees 03 minutes 16 seconds west a distance of 404.12 feet to a drill hole set on said Right-of-Way Line at its intersection with the northerly Right-of-Way Line of said Harris Street; thence traveling along the northerly Right-of-Way Line of said Harris Street north 89 degrees 10 minutes 36 seconds west a distance of
294.84 feet to a drill hole set on said Right-of-Way Line, which drill hole set marks the TRUE POINT OF BEGINNING.

         The above described property being shown on that certain Survey entitled "ALTA/ACSM Land Title Survey for Atlanta Marriott Marquis Limited Partnership, Ivy Street Hotel Limited Partnership, Marriott/Portman Finance
Corporation, The Citizens and Southern National Bank & Ticor Title Insurance Company of California", prepared by Planners and Engineers Collaborative, bearing the seal of Robert Lee White, Georgia Registered Land Surveyor No.
2080, dated January 5, 1990.

         TOGETHER WITH the following two (2) easement parcels, on the terms and subject to the conditions set forth with respect thereto in, to and under that certain Declaration of Easements and Restrictions dated on September 1, 1982 and recorded at Deed Book 8291, Page 40, Fulton County, Georgia Records; as amended by First Amendment to Declaration of Easements and Restrictions, dated as of August 4, 1983, recorded at Deed Book 8657, Page 385, aforesaid Records:




                                EASEMENT PARCELS

(MARQUIS TWO TOWER)

         All that tract or parcel of land lying and being in the City of Atlanta, in Land Lot 51 of the 14th District of Fulton County, Georgia, and being more particularly described as follows:

         BEGINNING at the point formed by the intersection of the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) with the south right-of-way line of Baker Street (as presently located; run thence south 89 degrees, 19 minutes, 51 seconds east, as measured along the south right-of-way line of Baker Street (as presently located), a distance of 205.44 feet to a point; run thence south 00 degrees, 49 minutes, 24 seconds west, a distance of 113.30 feet to a point; run thence north 89 degrees, 10 minutes, 36 seconds west, a distance of 205.92 feet to a point lying on the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located); run thence north 01 degrees, 03 minutes, 49 seconds east, as measured along the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) a distance of 112.75 feet to a point formed by the intersection of the south right-of-way line of Baker Street (as presently located) with the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) and the POINT OF BEGINNING; being property shown on the plat of survey, to which reference is made for all purposes, prepared for P.C. Towers, L.P., a Georgia limited partnership, by Planners and Engineers Collaborative, bearing the certification of Robert L. White, Georgia Registered Land Surveyor, number 2080, dated July 20, 1988, last revised September 9, 1988.

(MARQUIS ONE TOWER)

         All that tract or parcel of land lying and being in the City of Atlanta, in Land Lot 51, of the 14th District, of Fulton County, Georgia, and being more particularly described as follows:

         BEGINNING at the point formed by the intersection of the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) with the north right-of-way line of Harris Street (as presently located); run thence north 01 degrees, 03 minutes, 49 seconds east, as measured along the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (an presently located), a distance of 112.72 feet to a point; run thence south 89 degrees, 10 minutes, 36 seconds east, a distance of
206.60 feet to a point; run thence south 00 degrees, 49 minutes, 24 seconds west, a distance of 112.72 feet to a point located on the north right-of-way line of Harris Street (as presently located); run thence north 89 degrees, 10 minutes, 36 seconds west, as measured along the north right-of-way line of Harris Street (as presently located), a distance of 207.07 feet to a point formed by the intersection of the east right-of-way line of Peachtree Center Avenue (formerly known as Ivy Street) (as presently located) with the north right-of-way line of Harris Street (as presently located) and the POINT OF BEGINNING; being property shown on the plat of survey, to which reference is made for all purposes, prepared for P.C. Towers, L.P., a Georgia limited partnership, by Planners and Engineers Collaborative, bearing the certification of Robert L. White, Georgia Registered Land Surveyor, number 2080, dated July 20, 1988, last revised September 9, 1988.









                                   SCHEDULE X

                                    INSURANCE


     1.1.1. Risks to Be Insured.

     The Grantor, at the Grantor's expense, will obtain and maintain in full force and effect, or cause to be obtained and maintained in full force and effect, at all times until all Debt has been fully paid, with Qualified Insurance Companies (as that term is defined in Section 1.1.2), insurance against the following risks:

     (i) Loss and damage by fire and all other casualties on or to the Improvements, the Equipment and the Personal Property as are included in the form of casualty insurance commonly referred to as "all risk or special causes of loss" (including, without limitation, windstorm, explosion and such other risks as are typically insured against by owners of like properties in the area in which the Premises is located) in no event less than one hundred percent (100%) of the full replacement cost of the foregoing (exclusive of excavation and foundations, and without deduction for physical depreciation) and in no event less than the amount required to prevent the Grantor from becoming a co-insurer within the terms of the applicable policies.

     (ii) Comprehensive public liability insurance on an "occurrence basis" against claims for personal injury, including without limitation, bodily injury, death or property damage occurring on, in or about the Property with a combined single limit of not less than $2,000,000 (including not more than $100,000 retention) with respect to personal injury or death to one or more persons and with "umbrella" liability coverage of not less than $18,000,000, or such greater amounts as may from time to time be required by institutional lenders on similar loans secured by properties similar to the Premises;

     (iii) Business interruption insurance for loss of income from the Property (on an "actual loss sustained" basis, subject to a deductible reasonably acceptable to Grantor and Grantee, but in no event for a period of less than eighteen (18) months, covering the same risks as are covered by the policies described in Section 1.1.1(i);

     (iv) If the Land is located in an area designated by the U.S. Department of Housing and Urban Development as a flood hazard area, or in an area designated as "flood prone" pursuant to the National Flood Insurance Act of 1968 and the Flood Disaster Protection Act of 1973 (42 U.S.C. "4001-4128) and any amendments or supplements thereto or substitutions therefor, insurance for the peril of flood as is available under the National Flood Insurance Program;

     (v) Broad form boiler and machinery insurance on a comprehensive form in an amount adequate to provide protection against the insurable damage possible to building, improvements and contents resulting from explosion or other covered occurrences relating to boilers, pressure vessels, machinery and equipment on or about the Premises which in no event shall be less than $2,000,000;

     (vi) During the performance of any material construction or renovations on or about the Premises, broad form Builder's Risk Insurance on an all-risk, completed value basis;

     (vii) Unless otherwise provided by the Manager, workers' compensation and employer's liability insurance in such forms and in such amounts as may be required by the laws of the state in which the Property is located or a self-insurance program complying with the laws of the State;

     (viii) Such other insurance as is generally available on commercially reasonable terms and is generally required by institutional lenders on loans secured by properties similar to the Premises.

     1.1.2. Qualified Insurance Companies.

     An insurer satisfying the applicable requirements of this Section 1.1.2 shall be deemed to be a "Qualified Insurance Company."

     All primary insurers must be authorized to issue insurance in the State in which the Premises is located. The insurance described in clause (i) of Section
1.1.1 and the insurance coverage described in clauses (ii), (iii), (v) and (vi) of Section 1.1.1, will be maintained with one or more primary insurers having a claims-paying ability (published or unpublished) as rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, of not less than "AA". If permitted by the laws of the state in which the Premises is located, the insurance required by clause (vii) of Section 1.1.1 may be provided by a state approved and regulated employer's self-insurance fund.

     1.1.3. Policy Provisions.

     All insurance policies required by Section 1.1.1 shall be on forms and with endorsements reasonably satisfactory to the Grantee. All policies of casualty and other property related insurance required by this Schedule shall contain suitable loss-payable and standard noncontribution clauses reasonably acceptable to and in favor of the Grantee, its successors and assigns. The Grantee in the circumstances described in Section 13 of this Security Deed may apply Insurance Proceeds to the repayment of the Debt; in all other cases, Insurance Proceeds shall be applied to Restoration or as otherwise provided in by Section 13.

     All  policies  of  insurance  maintained  by the  Grantor  pursuant to this
Section 1.1.1 (except 1.1.1 (vii) and (viii)) shall:

     (i) Name the Grantee (and the Trustees, as applicable) as additional insureds or loss payees, as applicable, as their respective interests may appear;

     (ii) provide that the Grantee shall be advised in writing of any property related insurance claims in an amount equal to or greater than $100,000, before payment thereon is made and, except in the case of worker's compensation, employer's liability, D&O and public liability insurance, that all proceeds for losses of less than $1,000,000, shall be adjusted by the Grantor, in accordance with Section 13 and all proceeds for losses equal to or exceeding $1,000,000, shall be adjusted by the Grantor with approval of the Grantee, and in either case, paid to the Grantee or the Grantor in accordance with Section 13, pursuant to a mortgagee endorsement reasonably acceptable to the Grantee;

     (iii) provide that the Grantee's rights under the casualty and other property-related insurance shall not be impaired or invalidated by virtue of (A) any act, failure to act, or neglect of the Grantor, (B) the occupation or use of the insured properties for purposes more hazardous than permitted by the terms of the policy, (C) any foreclosure or other proceeding or notice of sale relating to the insured properties, or any change in the possession of the insured properties without a change in the identity of the holder of actual title to the Premises (provided that with respect to item (C) any notice requirements of the applicable policies are satisfied);

     (iv) provide that no material changes or mid-term cancellation shall be effective until at least thirty (30) days after the insurers mail or deliver to the Grantor and the Grantee written notice thereof (and no termination for non-payment of premium shall be effective until at least ten (10) days after receipt of written notice thereof by the Grantor and the Grantee), with the Grantee having the opportunity, but being under no obligation, to pay all moneys or to do any act necessary to prevent such alteration, cancellation, termination or expiration or to cause such renewal, the cost thereof together with interest thereon at the Default Rate provided for in the Loan Agreement, to be added to the Debt and secured by this Security Deed;

     (v) include effective waivers by the insurer of all claims for insurance premiums against all loss payees and additional insureds (other than the Grantor) and, where applicable, all rights of subrogation against any loss payee, additional insured or named insured pursuant to this Agreement;

     (vi) permit the Grantee to pay the premiums and continue any insurance upon failure of the Grantor to pay premiums when due, upon the insolvency of the Grantor, or through foreclosure or other transfer of title to the Property (it being understood that the Grantor's rights to coverage under such policies may not be assignable without the consent of the provider); and

     (vii) be reasonably satisfactory to the Grantee in all other respects.

     The insurance  required to be maintained by clauses (i), (ii), (iii), (iv),
(v) (vi), (vii) and (viii) of Section 1.1.1 may be provided by a blanket policy so long as the blanket policy complies with the terms of this Section 1.1 and such insurance is comparable to that which is covered by operator/owners of similar properties and that (except in the case of claims relating to D&O, product liability, completed operations coverage, advertising injury and personal injury, such as libel or slander, but not bodily injury to persons) such coverage and limits will be no less than those which would be provided under separate policies even if there is a total loss of all properties covered by the blanket policy.

     The Grantor shall not take out separate insurance concurrent in form or contributing in the event of loss with the insurance required under this Schedule unless: (i) the certificates of insurance are submitted to the Grantee for approval, which approval shall not be unreasonable withheld or delayed; (ii) the insurers thereunder and the terms thereof are approved by the Grantee, which approval shall not be unreasonably withheld or delayed; and (iii) the Grantee is included therein as an additional named insured or loss payee to the same extent as provided in this Schedule with respect to insurance required to be maintained hereunder. The Grantor shall notify the Grantee at least fifteen (15) days before any such separate insurance is taken out and shall furnish the Grantee with a certificate or certificates of insurance executed by the insurer or its authorized agent with respect thereto.

     1.1.4. Delivery of Insurance Documentation.

     Prior to the execution of this Deed,  and  thereafter not less than fifteen
(15) days prior to the expiration date of any policy  required  pursuant to this
Section 1.1, the Grantor will deliver to the Grantee original certificates of the insurers for all policies of insurance required by this Security Deed, which shall bear notations upon written request evidencing the payment of premiums then due and payable and the date through which said coverage is made effective by the evidenced payment. Grantor shall, upon request from Grantee, and upon reasonable prior notice to Grantor, have copies of the policies required under this Deed available for review by representatives of Grantor or the Rating Agencies during regular business hours at Grantor's office at 10400 Fernwood Road, Bethesda, Maryland, so long as the insured has received copies of such policies from the insurer.