Form 10-Q
period 1998-03-27
ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP
filed 1998-05-11
CIK 1048447

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-14374


                 ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)
                       Delaware                                    52-1427553
-------------------------------------------------------------------------------
           (State of Organization)       (I.R.S. Employer Identification Number)
     10400 Fernwood Road, Bethesda, MD                      20817-1109
------------------------------------------  -----------------------------------
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (301) 380-2070
           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
               Securities registered pursuant to Section 12(g) of
                                    the Act:
                      Units of Limited Partnership Interest
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes No (Not Applicable. The Partnership became subject to
Section 13 reporting on November 10, 1997.)

================================================================================

                 ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP
================================================================================


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

           Condensed Consolidated Statement of Operations
              Twelve Weeks Ended March 27, 1998 and March 28, 1997............1

           Condensed Consolidated Balance Sheet
              March 27, 1998 and December 31, 1997............................2

           Condensed Consolidated Statement of Cash Flows
              Twelve Weeks ended March 27, 1998 and March 28, 1997............3

           Notes to Condensed Consolidated Financial Statements...............4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................7


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................11

Item 6.    Exhibits and Reports on Form 8-K...................................12

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

        ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit amounts)


                                                                                         Twelve Weeks Ended
                                                                                    March 27,           March 28,
                                                                                      1998                1997
                                                                                  -------------      --------------

REVENUES..........................................................................$      10,410      $       10,042
                                                                                  -------------      --------------

OPERATING COSTS AND EXPENSES
    Depreciation..................................................................        1,399               1,174
    Incentive management fee......................................................          207                 998
    Property taxes and other......................................................          866                 854
    Base management fee...........................................................          662                 652
                                                                                  -------------      --------------
                                                                                          3,134              3,678
                                                                                       ---------        -----------

OPERATING PROFIT..................................................................        7,276               6,364
    Interest expense..............................................................       (4,676)             (5,595)
    Interest income...............................................................          114                 147
                                                                                  -------------      --------------

NET INCOME BEFORE EXTRAORDINARY ITEMS.............................................        2,714                 916

EXTRAORDINARY ITEMS
    Gain on extinguishment of debt................................................           19                  --
    Gain on forgiveness of incentive management fees..............................        4,155                  --
                                                                                  -------------      --------------

NET INCOME........................................................................$       6,888      $          916
                                                                                  =============      ==============

ALLOCATION OF NET INCOME
    General Partner...............................................................$          --      $            9
    Class A Limited Partners......................................................           --                 907
    Class B Limited Partner.......................................................        6,888                  --
                                                                                  -------------      --------------

                                                                                  $       6,888      $          916
                                                                                  =============      ==============


NET INCOME PER CLASS A LIMITED PARTNER UNIT (530 Units)...........................$          --      $        1,711
                                                                                  =============      ==============








            See Notes to Condensed Consolidated Financial Statements.


        ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                                    March 27,            December 31,
                                                                                      1998                   1997
                                                                                   (unaudited)

                                     ASSETS

    Property and equipment, net...................................................$     165,090    $        165,372
    Due from Marriott International, Inc..........................................        8,266               4,425
    Property improvement fund.....................................................        2,741               2,756
    Deferred financing costs, net of accumulated amortization.....................        3,137                 321
    Restricted cash reserves......................................................       24,340                  --
    Cash and cash equivalents.....................................................        2,743              21,502
                                                                                  -------------    ----------------

                                                                                  $     206,317    $        194,376
                                                                                  =============    ================


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
    Mortgage debt.................................................................$     163,743    $        199,019
    Due to Host Marriott Corporation under Original Debt Service
      Guarantee and Commitment and Interest Guarantee.............................           --              30,524
    Term loan payable to Host Marriott Corporation................................       20,134                  --
    Due to Marriott International, Inc............................................          249               4,198
    Accounts payable and accrued expenses.........................................        1,059              12,743
                                                                                  -------------    ----------------

         Total Liabilities........................................................      185,185             246,484
                                                                                  -------------    ----------------

PARTNERS' CAPITAL (DEFICIT)

    General Partner...............................................................         (520)               (520)
    Class A Limited Partners......................................................      (60,236)            (57,588)
    Class B Limited Partner.......................................................       81,888               6,000
                                                                                  -------------    ----------------

    Total Partners' Capital (Deficit).............................................       21,132             (52,108)
                                                                                  -------------    ----------------

                                                                                  $     206,317    $        194,376
                                                                                  =============    ================





            See Notes to Condensed Consolidated Financial Statements.

        ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                         Twelve Weeks Ended
                                                                                    March 27,           March 28,
                                                                                      1998                1997
                                                                                  -------------      --------------

OPERATING ACTIVITIES
    Net income....................................................................$       6,888      $          916
    Net extraordinary items.......................................................       (4,174)                 --
                                                                                  --------------     --------------
    Income before extraordinary items.............................................        2,714                 916
    Noncash items.................................................................        1,399               1,801
    Changes in operating accounts.................................................      (12,620)              3,840
                                                                                  --------------     --------------

         Cash (used in) provided by operating activities..........................       (8,507)              6,557
                                                                                  --------------     --------------

INVESTING ACTIVITIES
    Working capital provided to Marriott International, Inc.......................       (2,639)                 --
    Additions to property and equipment, net......................................       (1,117)               (306)
    Change in property improvement fund...........................................           15                (795)
                                                                                  -------------      --------------

         Cash used in investing activities........................................       (3,741)             (1,101)
                                                                                  --------------     --------------

FINANCING ACTIVITIES
    Proceeds from mortgage debt...................................................      164,000                  --
    Repayment of mortgage debt....................................................     (199,257)                 --
    Capital contributions from General Partner for Class B Limited
      Partnership Interest........................................................       69,000                  --
    Additions to restricted lender reserves.......................................      (24,340)                 --
    Repayments under Original Debt Service Guarantee and Commitment
      and Interest Guarantee to Host Marriott Corporation.........................      (10,390)                 --
    Payment of deferred financing costs...........................................       (2,876)                 --
    Capital distributions.........................................................       (2,648)                 --
                                                                                  --------------     --------------

         Cash used in financing activities........................................       (6,511)                 --
                                                                                  --------------     --------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..................................      (18,759)              5,456

CASH AND CASH EQUIVALENTS at beginning of period..................................       21,502               5,601
                                                                                  -------------      --------------

CASH AND CASH EQUIVALENTS at end of period........................................$       2,743      $       11,057
                                                                                  =============      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         Cash paid for mortgage interest..........................................$      15,561      $          662
                                                                                  =============      ==============






            See Notes to Condensed Consolidated Financial Statements.

        ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     1. The accompanying  condensed  consolidated financial statements have been
     prepared  by  the  Atlanta   Marriott   Marquis  II  Limited   Partnership
     (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in
     accordance with generally accepted  accounting   principles  have  been
     condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1997.

     In the opinion of the Partnership, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 27, 1998, and the results of operations and cash flows for the twelve weeks ended March 27, 1998 and March 28, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

     Through December 31, 1997, for financial reporting purposes the net income/(loss) of the Partnership were allocated 99% to the limited partners and 1% to Marriott Marquis Corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"). As reported in the Partnership's Form 10-K for the fiscal year ended December 31, 1997, AMMLP's partnership agreement was amended as a result of the Merger to incorporate a revision of AMMLP's allocations and distributions such that Partnership net income is generally allocated (i) to the General Partner, until the General Partner has received a 13.5% cumulative compounded annual return on its Class B invested capital, (ii) to the General Partner and Class A limited partners, until the General Partner and the Class A limited partners have received a non-cumulative, non-compounded annual return of 5% on their initial investment in the Partnership, and
     (iii) thereafter, in proportion to total invested capital through completion of the merger transactions of approximately 41% to limited partners and 59% to the General Partner. Net losses are generally allocated in proportion to the partners capital accounts. Significant differences exist between the net income/(loss) for financial reporting purposes and the net income/(loss) reported for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives for the assets, differences in the timing of the recognition of incentive management fee expense.

2. Through December 31, 1997, Atlanta Marriott Marquis Limited Partnership ("AMMLP") owned an 80% general partnership interest in Ivy Street Hotel Limited Partnership ("Ivy") which owned the Atlanta Marriott Marquis Hotel (the "Hotel"). The Partnership also owned the land (the "Land") on which the Hotel is located. On December 31, 1997 AMMLP merged (the "Merger") with and into the Partnership. The Merger of AMMLP and the Partnership was treated as a reorganization of affiliated entities and AMMLP's bases in its assets and liabilities were carried over. On January 29, 1998 the Hotel and the Land were conveyed to a special purpose, bankruptcy remote entity, HMA Realty Limited Partnership ("HMA"). The sole general partner of HMA with a 1% interest, is HMA-GP, Inc., a wholly-owned subsidiary of Ivy. The sole limited partner, with a 99% interest, is Ivy. The Partnership consolidates Ivy and HMA and all significant intercompany transactions and balances between the Partnership, Ivy and HMA have been eliminated. In 1990, the Partnership determined that the probability of collecting the receivable from the minority partner in Ivy was remote. Thus, the Partnership wrote off this receivable and is now recording 100% of the income/(loss) of Ivy until excess income allocated to the Partnership equals the excess losses previously recorded by the Partnership.

3. Certain reclassifications were made to the prior year financial statements to conform to the 1998 presentation.

4. Revenues represent house profit of the Hotel since HMA has delegated substantially all of the operating decisions related to the generation of house profit of the Hotel to Marriott International, Inc. (the "Manager"). House profit reflects hotel operating results which flow to HMA as property owner and represents gross hotel sales less property-level expenses, excluding depreciation, base and incentive management fees, property taxes and certain other costs, which are disclosed separately in the condensed consolidated statement of operations.

     Partnership revenues generated by the Hotel for 1998 and 1997 consist of (in thousands):

                                                                                        Twelve Weeks Ended
                                                                                   March 27,           March 28,
                                                                                     1998                1997
                                                                                ---------------    ----------------
     HOTEL SALES
         Rooms..................................................................$        13,670    $         13,460
         Food and beverage......................................................          7,025               6,850
         Other operating departments............................................          1,355               1,413
                                                                                ---------------    ----------------
                                                                                         22,050              21,723
                                                                                ---------------    ----------------
     HOTEL EXPENSES
         Departmental direct costs
            Rooms...............................................................          2,695               2,728
            Food and beverage...................................................          4,318               4,134
         Other  hotel operating expenses........................................          4,627               4,819
                                                                                ---------------    ----------------
                                                                                         11,640              11,681
                                                                                ---------------    ----------------

     REVENUES...................................................................$        10,410    $         10,042
                                                                                ===============    ================


5. On February 2, 1998 HMA obtained new 12-year first mortgage financing of $164 million which, together with $35 million from the additional $69 million capital contributed by the General Partner, were used to pay the maturing mortgage debt. The Mortgage Debt is nonrecourse to HMA, bears interest at a fixed rate of 7.4% and requires monthly payments of principal and interest calculated to fully amortize the loan over 25 years resulting in annual debt service of $14.1 million for 1998 and $14.4 million annually until the end of the 12-year term.

6. To facilitate the refinancing, effective January 3, 1998, a new management agreement was entered into by HMA and the Manager. The new management agreement expires on July 1, 2010 and is renewable at the Manager's option for five additional 10-year terms. Pursuant to the terms of the new management agreement, no incentive management fees are payable to the Manager with respect to the first $29.7 million of operating profit (the "Owner's Priority"). Thereafter, the Manager will receive 20% of the profit in excess of such Owner's Priority. As part of the new management agreement, all accrued incentive management fees totaling $4.2 million were waived by the Manager. The Partnership recorded an extraordinary gain in conjunction with the write-off in the accompanying condensed consolidated financial statements.

7. On April 17, 1998, Host Marriott, parent company of the General Partner of the Partnership, announced that its Board of Directors has authorized the company to reorganize its business operations to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999. As part of the REIT conversion, Host Marriott expects to form a new operating partnership (the "Operating Partnership") and limited partners in certain Host Marriott full-service hotel partnerships and joint ventures, including the Partnership, are expected to be given an opportunity to receive, on a tax-deferred basis, Operating Partnership units in the new Operating Partnership in exchange for their current partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Revenues. Partnership revenues for the first quarter of 1998 increased 4% when compared to the first quarter of 1997 primarily due to a 2%, or $210,000, increase in room revenues and a 3%, or $175,000, increase in food and beverage revenues. The increase in room revenues is due to a 1% increase in REVPAR. Revpar, or revenue per available room, represents the combination of the average daily occupancy acheived and is a commonly used indicator of hotel performance (although it is not a GAAP, or generally accepted accounting principles measure of revenue). REVPAR increased due to a 6% increase in average room rate to approximately $135 partially offset by a 3.2 percentage point decrease in average occupancy to the low-70's. The increase in average room rate is due to a shift in group mix to higher-rated group business. The decreases in average occupancy is primarily due to the impact of additional supply added to the Atlanta suburbs. The number of city-wide conventions was down slightly from the same period in the prior year.

Hotel management is focused on booking short term corporate business to compensate for the decline in convention business roomnights. In addition, hotel management will continue to employ aggressive pricing strategies to maximize average room rate. The first half of the rooms refurbishment at the Hotel was completed in 1997 and the refurbishment of the remaining 711 rooms and 16 suites will begin in mid-June and is expected to be completed by the end of 1998.

Operating Costs and Expenses. In the first quarter of 1998, operating costs and expenses decreased by $544,000 to $3.1 million primarily due to a decrease in incentive management fees. In 1998, $207,000 of incentive management fees were earned as compared to $998,000 earned in 1997. The decrease in incentive management fees earned is due to an increase in Owner's Priority. Pursuant to the new management agreement, effective January 3, 1998 no incentive management fees are payable to the Manager with respect to the first $29.7 million of operating profit. Thereafter, the Manager will receive 20% of the profit in excess of such figure. As a percentage of revenues, operating costs and expenses represented 30% and 37% of revenues for first quarter 1998 and first quarter 1997, respectively.

Operating Profit. In the first quarter of 1998, operating profit increased $912,000 to $7.3 million primarily due to the changes in revenues and operating costs and expenses discussed above. As a percentage of total revenues, operating profit represented 70% in the first quarter 1998 and 63% in the first quarter 1997.

Interest Expense. In the first quarter of 1998, interest expense decreased $919,000 to $4.7 million primarily due to the refinancing of the Mortgage Debt on February 2, 1998. On that date, the Partnership refinanced $164 million. The Mortgage Debt bears interest at a fixed rate of 7.4% and requires monthly payments of principal and interest. The prior mortgage debt bore interest at a fixed rate of 10.3%.

Net Income Before Extraordinary Items. In the first quarter of 1998, net income before extraordinary items increased $1.8 million to $2.7 million primarily due to increased Hotel revenues and decreases in incentive management fees earned and interest expense.

Gain on Forgiveness of Incentive Management Fees. Pursuant to the terms of the new management agreement, all unpaid incentive management fees accrued through December 31, 1997 amounting to $4.2 million were waived by the Manager. The Partnership recorded an extraordinary gain in conjunction with the write off.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have been historically funded through loan agreements with independent financial institutions. As a result of the successful refinancing of the Partnership's mortgage debt, the General Partner believes that the Partnership will have sufficient capital resources to conduct its operations in the ordinary course of business.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from Hotel operations. Its principal uses of cash are to pay debt service payments on the Partnership's mortgage debt, to make guarantee repayments, to fund the property improvement fund and to make cash distributions to the partners. Additionally, in 1998 the Partnership received cash through an equity infusion by the General Partner and utilized cash to pay financing costs incurred in connection with the refinancing of the Partnership's mortgage debt and to establish reserves required by the lender.

Total cash used in operating activities was $8.5 million for the twelve weeks ended March 27, 1998 as compared to total cash provided by operations of $6.6 million for the twelve weeks ended March 28, 1997. In the first quarter 1998, a combined total of $15.5 million was paid on the mortgage debt on the scheduled January 11, 1998 debt service date and on the February 2, 1998 refinancing date. In the first quarter of 1997, $662,000 was paid on the mortgage debt on January 11, 1997 as the accrued interest due through December 31, 1996 was prepaid on that date.

Cash used in investing activities was $3.7 million for the twelve weeks ended March 27, 1998 as compared to $1.1 million for the twelve weeks ended March 28, 1997. The increase in cash used in investing activities is primarily due to an advance of $2.6 million to the Manager for working capital needs. Cash used in financing activities was $6.5 million for the twelve weeks ended March 27, 1998. For the twelve weeks ended March 28, 1998 no cash was provided by or used in financing activities. The increase in cash used in financing activities is primarily the result of the restructuring and refinancing transactions. During the quarter, the Partnership acquired new mortgage debt financing of $164 million and received the remaining $69 million of the $75 million equity infusion from the General Partner. These proceeds were used as follows: to repay the $199.3 million of mortgage debt; to repay $10.4 million of the debt service guarantee and related interest outstanding under the Host Marriott interest guarantee; to establish $22.5 million of reserves required by the lender; and, to pay financing costs of $2.9 million. Subsequent to the initial establishment, an additional $1.8 million has been contributed to the lender reserves pursuant to the loan agreement. The Partnership made a cash distribution in February 1998 to the Class A limited partners of $2.7 million, or $5,000 per limited partner unit from 1997 operations.

The General Partner believes that cash from Hotel operations and the reserves established in conjunction with the refinancing will continue to meet the short and long-term operational needs of the Partnership.

Capital Expenditures

The Partnership is required to maintain the Hotel in good repair and condition. The new management agreement provides for the establishment of a property improvement fund to cover the cost of non-routine repairs and maintenance and renewals and replacements to the Hotel's property and equipment. Contributions to the fund are 5% of Hotel gross sales.

In 1997, the Hotel completed a $7.0 million refurbishment of approximately half its guest rooms which included the replacement of the carpeting, bedspreads, upholstery, drapes and other similar items and also the dressers, chairs, beds and other furniture. The refurbishment of the remaining 711 rooms and 16 suites will begin in mid-1998. This portion of the refurbishment will be funded from a reserve which was established by the Partnership with the lender on February 2, 1998. The facade repair project which entails a repair of the entire facade of the building is underway. The project is expected to cost $9.0 million and will be funded by the Partnership from a reserve which was also established with the lender in conjunction with the refinancing on the Maturity Date. The project is expected to be completed by mid-1999.

The General Partner believes the property improvement fund and the capital reserves established in conjunction with the refinancing will be adequate for the future capital repairs and replacement needs of the Hotel.

Mortgage Debt

On the Maturity Date, the following transactions occurred:

      HMA obtained new 12-year first mortgage financing of $164 million (the "Mortgage Debt") which, together with $35 million from the additional $69 million capital contributed by the General Partner were used to pay the maturing mortgage debt. The Mortgage Debt is nonrecourse to HMA, bears interest at a fixed rate of 7.4% and requires monthly payments of principal and interest calculated to fully amortize the loan over 25 years resulting in annual debt service of $14.1 million for 1998 and $14.4 million annually until the end of the 12-year term.

      Host Marriott waived its existing right to priority repayment of the $20.1 million in prior non-interest bearing interest guarantee advances to Ivy and restructured such advances as a loan with a 15 year term (interest only for the first five years) bearing interest at a rate of 9% per annum (the "Term Loan"). Payments are due monthly in arrears from cash available after payment of debt service on the Mortgage Debt. Upon a sale of the Hotel, the Term Loan will accelerate and become due and payable.

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

      As part of the refinancing, HMA was required to establish certain reserves which are classified as restricted cash reserve in the accompanying condensed consolidated balance sheet and are held by an agent of the lender including:

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

In addition, during the quarter HMA advanced an additional $2,639,000 to the Manager for working capital needs and used the remaining cash to pay transaction costs associated with the refinancing.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Partnership and the Partnership Hotel are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.

On December 12, 1997, Hiram and Ruth Sturm, limited partners in Atlanta Marriott Marquis Limited Partnership ("AMMLP"), filed a class-action lawsuit, styled Hiram and Ruth Sturm v. Marriott Marquis Corporation, et al., Case No. 97-CV-3706, in the U.S. District Court for the Northern District of Georgia against Marriott Marquis Corporation ("MMC"), its directors, and Host Marriott, regarding the merger of AMMLP into a new partnership (the "Merger"), Atlanta Marriott Marquis II Limited Partnership ("AMMLP-II"). MMC, formerly the general partner of AMMLP, is the sole general partner of AMMLP-II. AMMLP-II owns an 80% interest in Ivy Street Hotel Limited Partnership ("Ivy"), a Georgia limited partnership. The other general and limited partners of Ivy are not affiliated with Host Marriott. A wholly-owned bankruptcy remote subsidiary of Ivy owns the Atlanta Marriott Marquis Hotel.

The Sturms allege, among other things, that the defendants misled the limited partners in order to induce them to approve the Merger, violated securities regulations by filing a prospectus with the SEC that contained false statements, violated Federal roll-up regulations and Sections 14 and 20 of the Exchange Act, breached their fiduciary duties, and breached the partnership agreement. The plaintiffs sought to enjoin, or in the alternative rescind, the Merger and damages. Howard H. Poorvu, another limited partner of AMMLP, sought similar relief and filed a separate lawsuit, styled Poorvu v. Marriott Marquis Corporation, et al., Civil Action No. 16095-NC, on December 19, 1997, in Delaware State Chancery Court. The Merger took place on December 31, 1997, and the refinancing of the first mortgage debt closed on January 10, 1998. The defendants filed answers to the Delaware complaint on January 16, 1998, and moved to dismiss the Georgia complaint on March 6, 1998. Although AMMLP and AMMLP-II have not been named as defendants in the lawsuits, their partnership agreements include an indemnity provision which requires them, under certain circumstances, to indemnify the general partners against losses, judgements, expenses, and fees.

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit against Marriott International, Inc. ("Marriott International"), Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit relates to the following limited partnerships:
Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership, and Atlanta Marriott Marquis Limited Partnership (collectively, the "Partnerships"). The plaintiffs allege that the Defendants conspired to sell hotels to the Partnerships for inflated prices and that they charged the Partnerships excessive management fees to operate the Partnerships' hotels. The plaintiffs further allege that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. Although the Partnerships have not been named as Defendants in the lawsuit, the partnership agreements relating to the Partnerships include an indemnity provision which requires the Partnerships, under certain circumstances, to indemnify the general partners against losses, judgments, expenses, and fees.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits - None.

b. Reports on Form 8-K

A form 8-K was filed with the Securities and Exchange Commission on May 8, 1998. In this filing, Item 5 - Other Events discloses the announcement by Host Marriott that Host Marriott's Board of Directors has authorized Host Marriott to reorganize its business operations to qualify as a real estate investment trust, effective as of January 1, 1999. A copy of the press release was included as an
Item 7 - Exhibit in this Form 8-K filing.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ATLANTA MARRIOTT MARQUIS II
                               LIMITED PARTNERSHIP

                        By: MARRIOTT MARQUIS CORPORATION
                                 General Partner


                               May 11, 1998 By:
                                Patricia K. Brady
                   Vice President and Chief Accounting Officer

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ATLANTA MARRIOTT MARQUIS II
                               LIMITED PARTNERSHIP

                        By: MARRIOTT MARQUIS CORPORATION
                                 General Partner


                     May 11, 1998 By: /s/ Patricia K. Brady
                             ----------------------
                                Patricia K. Brady
                   Vice President and Chief Accounting Officer