Form 10-Q
period 1998-06-19
ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP
filed 1998-07-31
CIK 1048447

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 19, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-14374


                 ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)
               Delaware                                     52-1427553
    ----------------------------------------------------------------------------
        (State of Organization)          (I.R.S. Employer Identification Number)
     10400 Fernwood Road, Bethesda, MD                       20817-1109
    ----------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)

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


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Condensed Consolidated Statement of Operations
          Twelve and Twenty-Four Weeks ended June 19, 1998 and June 20, 1997...1

        Condensed Consolidated Balance Sheet
          June 19, 1998 and December 31, 1997..................................2

        Condensed Consolidated Statement of Cash Flows
          Twenty-Four Weeks ended June 19, 1998 and June 20, 1997..............3

        Notes to Condensed Consolidated Financial Statements...................4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................7


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................12

Item 6.    Exhibits and Reports on Form 8-K...................................13

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

        ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per Unit amounts)


                                                   Twelve Weeks Ended                   Twenty-Four Weeks Ended
                                               June 19,          June 20,             June 19,          June 20,
                                                 1998              1997                 1998              1997
                                            --------------    -------------         -------------    --------------

REVENUES....................................$        8,650    $      10,131         $      19,060    $       20,173
                                            --------------    -------------         -------------    --------------

OPERATING COSTS AND EXPENSES
  Depreciation .............................         1,492            1,175                 2,891             2,349
  Property taxes and other..................         1,057              853                 1,923             1,707
  Base management fee.......................           597              659                 1,259             1,311
  Incentive management fee..................          (117)           1,000                    90             1,998
                                            --------------    -------------         -------------    --------------

                                                     3,029            3,687                 6,163             7,365
                                            --------------    -------------         -------------    --------------

OPERATING PROFIT............................         5,621            6,444                12,897            12,808
  Interest expense..........................        (3,288)          (5,267)               (7,964)          (10,862)
  Interest income...........................            40              232                   154               379
                                            --------------    -------------         -------------    --------------

NET INCOME BEFORE
  EXTRAORDINARY ITEMS.......................         2,373            1,409                 5,087             2,325

EXTRAORDINARY ITEMS
  Gain on extinguishment of debt............            --               --                    19                --
  Gain on forgiveness of incentive
    management fees.........................            --               --                 4,155                --
                                            --------------    -------------         -------------    --------------

NET INCOME..................................$        2,373    $       1,409         $       9,261    $        2,325
                                            ==============    =============         =============    ==============

ALLOCATION OF NET INCOME
  General Partner...........................$           --    $          14         $          --    $           23
  Class A Limited Partners..................            --            1,395                    --             2,302
  Class B Limited Partner...................         2,373               --                 9,261                --
                                            --------------    -------------         -------------    --------------

                                            $        2,373    $       1,409         $       9,261    $        2,325
                                            ==============    =============         =============    ==============

NET INCOME PER CLASS A
  LIMITED PARTNER UNIT (530 Units)..........$           --    $       2,632         $          --    $        4,343
                                            ==============    =============         =============    ==============





            See Notes to Condensed Consolidated Financial Statements.

        ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                                    June 19,         December 31,
                                                                                      1998               1997
                                                                                   (unaudited)

                                                       ASSETS

    Property and equipment, net.................................................  $     164,005    $        165,372
    Due from Marriott International, Inc........................................          7,434               4,425
    Property improvement fund...................................................          3,357               2,756
    Deferred financing costs, net of accumulated amortization...................          3,174                 321
    Restricted cash reserves....................................................         25,031                  --
    Cash and cash equivalents...................................................          6,191              21,502
                                                                                  -------------    ----------------

                                                                                  $     209,192    $        194,376
                                                                                  =============    ================


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
    Mortgage debt...............................................................  $     163,232    $        199,019
    Due to Host Marriott Corporation under Original Debt Service
      Guarantee and Commitment and Interest Guarantee...........................             --              30,524
    Term loan payable to Host Marriott Corporation..............................         20,134                  --
    Due to Marriott International, Inc..........................................            133               4,198
    Accounts payable and accrued expenses.......................................          2,190              12,743
                                                                                  -------------    ----------------

         Total Liabilities......................................................        185,689             246,484
                                                                                  -------------    ----------------

PARTNERS' CAPITAL (DEFICIT)

    General Partner.............................................................           (520)               (520)
    Class A Limited Partners....................................................        (60,238)            (57,588)
    Class B Limited Partner.....................................................         84,261               6,000
                                                                                  -------------    ----------------

    Total Partners' Capital (Deficit)...........................................         23,503             (52,108)
                                                                                  -------------    ----------------

                                                                                  $     209,192    $        194,376
                                                                                  =============    ================











            See Notes to Condensed Consolidated Financial Statements.

        ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                       Twenty-Four Weeks Ended
                                                                                    June 19,            June 20,
                                                                                      1998                1997
                                                                                  -------------      --------------

OPERATING ACTIVITIES
    Net income .................................................................  $       9,261      $        2,325
    Net extraordinary items.....................................................         (4,174)                 --
                                                                                  -------------      --------------
    Income before extraordinary items...........................................          5,087               2,325
       Noncash items............................................................          2,994               3,567
       Changes in operating accounts............................................        (12,990)              9,176
                                                                                  -------------      --------------

           Cash (used in) provided by operating activities......................         (4,909)             15,068
                                                                                  -------------      --------------

INVESTING ACTIVITIES
    Working capital provided to Marriott International, Inc.....................         (2,639)                 --
    Additions to property and equipment, net....................................         (1,524)             (1,109)
    Change in property improvement fund.........................................           (601)             (1,201)
                                                                                  -------------      --------------

           Cash used in investing activities....................................         (4,764)             (2,310)
                                                                                  -------------      --------------

FINANCING ACTIVITIES
    Proceeds from mortgage debt.................................................        164,000                  --
    Repayment of mortgage debt..................................................       (199,768)                 --
    Capital contributions from General Partner for Class B
        Limited Partnership Interest............................................         69,000                  --
    Changes in restricted lender reserves.......................................        (22,873)                 --
    Repayments under Original Debt Service Guarantee and Commitment
        and Interest Guarantee to Host Marriott Corporation.....................        (10,390)                 --
    Payment of financing costs..................................................         (2,957)                 --
    Capital distributions.......................................................         (2,650)                 --
                                                                                  -------------      --------------

           Cash used in financing activities....................................         (5,638)                 --
                                                                                  -------------      --------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS................................        (15,311)             12,758

CASH AND CASH EQUIVALENTS at beginning of period................................         21,502               5,601
                                                                                  -------------      --------------

CASH AND CASH EQUIVALENTS at end of period......................................  $       6,191      $       18,359
                                                                                  =============      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for mortgage and other interest...................................  $      19,127      $          662
                                                                                  =============      ==============






            See Notes to Condensed Consolidated Financial Statements.

        ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying condensed consolidated financial statements have been prepared by the Atlanta Marriott Marquis II Limited Partnership (the "Partnership" and "AMMLP-II") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997.

     In the opinion of the Partnership, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 19, 1998 and December 31, 1997, the results of operations for the twelve and twenty-four weeks ended June 19, 1998 and June 20, 1997 and cash flows for the twenty-four weeks ended June 19, 1998 and June 20, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

     Through December 31, 1997, for financial reporting purposes the net income/(loss) of the Partnership was allocated 99% to the limited partners and 1% to Marriott Marquis Corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"). As reported in the Partnership's Form 10-K for the fiscal year ended December 31, 1997, Atlanta Marriott Marquis Limited Partnership's ("AMMLP") partnership agreement was amended as a result of the Merger to incorporate a revision of AMMLP's allocations and distributions such that Partnership net income is generally allocated (i) to the General Partner, until the General Partner has received a 13.5% cumulative compounded annual return on its Class B invested capital, (ii) to the General Partner and Class A limited partners, until the General Partner and the Class A limited partners have received a non-cumulative, non-compounded annual return of 5% on their initial investment in the Partnership, and (iii) thereafter, in proportion to total invested capital through completion of the merger transactions of approximately 41% to limited partners and 59% to the General Partner. Net losses are generally allocated in proportion to the partners capital accounts. Significant differences exist between the net income/(loss) for financial reporting purposes and the net income/(loss) reported for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives for the assets, and differences in the timing of the recognition of 1997 incentive management fee expense.

     Through December 31, 1997, AMMLP owned an 80% general partnership interest in Ivy Street Hotel Limited Partnership ("Ivy") which owned the Atlanta Marriott Marquis Hotel (the "Hotel"). The Partnership also owned the land (the "Land") on which the Hotel is located. On December 31, 1997 AMMLP merged (the "Merger") with and into the Partnership. The Merger of AMMLP and the Partnership was treated as a reorganization of affiliated entities and AMMLP's basis in its assets and liabilities were carried over. On January 29, 1998, the Hotel and the Land were conveyed to a special purpose, bankruptcy remote entity, HMA Realty Limited Partnership ("HMA"). The sole general partner of HMA with a 1% interest, is HMA-GP, Inc., a wholly-owned subsidiary of Ivy. The sole limited partner, with a 99% interest, is Ivy. The Partnership consolidates Ivy and HMA, and all significant intercompany transactions and balances between the Partnership, Ivy and HMA have been eliminated. In 1990, the Partnership determined that the probability of collecting the receivable from the minority partner in Ivy was remote. Thus, the Partnership wrote off this receivable and is now recording 100% of the income/(loss) of Ivy until excess income allocated to the Partnership equals the excess losses previously recorded by the Partnership.

2. Certain reclassifications were made to the prior year financial statements to conform to the 1998 presentation.

3. Revenues represent house profit of the Hotel since HMA has delegated substantially all of the operating decisions related to the generation of house profit of the Hotel to Marriott International, Inc. (the "Manager"). House profit reflects hotel operating results which flow to HMA as property owner and represents gross hotel sales less property-level expenses, excluding depreciation, base and incentive management fees, property taxes and certain other costs, which are disclosed separately in the condensed consolidated statement of operations.

     Partnership revenues generated by the Hotel consist of the following for the twelve and twenty-four weeks ended (in thousands):

                                                   Twelve Weeks Ended                   Twenty-Four Weeks Ended
                                               June 19,          June 20,             June 19,          June 20,
                                                 1998              1997                 1998              1997
                                            --------------    -------------         -------------    --------------
     HOTEL SALES
       Rooms................................$       13,239    $      14,250         $      26,909    $       27,710
       Food and beverage....................         5,244            6,404                12,269            13,254
       Other................................         1,424            1,387                 2,779             2,800
                                            --------------    -------------         -------------    --------------
                                                    19,907           22,041                41,957            43,764
                                            --------------    -------------         -------------    --------------
     HOTEL EXPENSES
       Departmental direct costs
         Rooms..............................         2,841            3,024                 5,536             5,752
         Food and beverage..................         3,868            4,236                 8,186             8,370
       Other................................         4,548            4,650                 9,175             9,469
                                            --------------    -------------         -------------    --------------
                                                    11,257           11,910                22,897            23,591
                                            --------------    -------------         -------------    --------------

     REVENUES...............................$        8,650    $      10,131         $      19,060    $       20,173
                                            ==============    =============         =============    ==============

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

     The Partnership is assessing the impact of EITF 97-2 on its policy of excluding property-level revenues and operating expenses of the Hotels from its statements of operations. If the Partnership concludes that EITF 97-2 should be applied to the Hotels, it would include operating results of this managed operation in its financial statements. Application of EITF 97-2 to financial statements as of and for the twelve and twenty-four weeks ended June 19, 1998, would have increased both revenues and operating expenses by approximately $11,257,000 and $22,897,000, respectively, and would have had no impact on net income.

4. On February 2, 1998, HMA obtained new 12-year first mortgage financing of $164 million which, together with $35 million from the additional $69 million capital contributed by the General Partner, was used to pay the maturing mortgage debt. The Mortgage Debt is nonrecourse to HMA, bears interest at a fixed rate of 7.4% and requires monthly payments of principal and interest calculated to fully amortize the loan over 25 years. Annual debt service on the new mortgage debt is $14.1 million for 1998 and $14.4 million annually until the end of the 12-year term.

5. To facilitate the refinancing, effective January 3, 1998, a new management agreement was entered into by HMA and the Manager. The new management agreement expires on July 1, 2010 and is renewable at the Manager's option for five additional 10-year terms. Pursuant to the terms of the new management agreement, no incentive management fees are payable to the Manager with respect to the first $29.7 million of operating profit (the "Owner's Priority"). Thereafter, the Manager will receive 20% of the profit in excess of such Owner's Priority. As part of the new management agreement, all accrued incentive management fees totaling $4.2 million were forgiven by the Manager. The Partnership recorded an extraordinary gain in conjunction with the forgiveness in the accompanying condensed consolidated financial statements.

6. Pursuant to the terms of the Mortgage Debt, HMA was required to establish with the lender a separate reserve account for payments of insurance premiums and real estate taxes for the mortgaged property as a result of the credit rating of Marriott International, Inc. Thus, the Partnership has transferred $2.2 million into the reserve through June 19, 1998. The reserve is included in restricted cash reserves and the resulting tax and insurance liability is included in accounts payable and accrued expenses in the accompanying balance sheet.

     Additionally, HMA was required to establish the following reserves which are classified as restricted cash reserves in the accompanying condensed consolidated balance sheet and are held by the agent of the lender including:

         $3.6 million debt service reserve--This reserve is equal to three month of debt service.

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

7. On April 17, 1998, Host Marriott, parent company of the General Partner of the Partnership, announced that its Board of Directors authorized Host Marriott to reorganize its business operations to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999. As part of the REIT conversion, Host Marriott formed a new operating Partnership (the "Operating Partnership") and limited partners in certain Host Marriott full-service hotel partnerships and joint ventures, including the Atlanta Marriott Marquis II Limited Partnership, are expected to be given an opportunity to receive, on a tax-deferred basis, Operating Partnership units in the Operating Partnership in exchange for their current Partnership interests. The Operating Partnership units would be redeemable by the limited partner for freely traded Host Marriott shares (or the cash equivalent thereof) at any time after one year from the closing of the merger. In connection with the REIT conversion, the Operating Partnership filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (the "SEC") on June 2, 1998. Limited Partners will be able to vote on this Partnership's participation in the merger later this year through a consent solicitation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Revenues. Partnership revenues for second quarter 1998 and the twenty-four weeks ended June 19, 1998 decreased 15%, or $1.5 million, to $8.7 million and 6%, or $1.1 million, to $19.1 million, respectively, when compared to the same periods in 1997 due to decreases in room and food and beverage sales. Room sales decreased 7%, or $1.0 million, to $13.2 million and 3%, or $801,000, to $27.0 million for second quarter 1998 and the twenty-four weeks ended June 19, 1998, respectively, when compared to the same periods in 1997. Food and beverage sales decreased 18%, or $1.2 million, to $5.2 million and 7%, or $1.0 million, to $12.3 million for second quarter 1998 and the twenty-four weeks ended June 19, 1998, respectively, when compared to the same periods in 1997. The decrease in food and beverage sales is primarily due to lower occupancy levels at the hotel in 1998 as compared to 1997. Room sales decreased due to a 7% decrease in REVPAR for the second quarter 1998 and a 3% decrease in REVPAR for the twenty-four weeks ended June 19, 1998 when compared to the same periods in 1997. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP, or generally accepted accounting principles, measure of revenue). REVPAR decreased for the second quarter 1998 and twenty-four weeks ended June 19, 1998 due to a 7.4 percentage point decrease in average occupancy to 66% and a 5.4 percentage point decrease in average occupancy to 69%, respectively, when compared to the same periods in 1997. The decrease in occupancy was partially offset by a 3%, or $5, increase in average room rate to approximately $142 for second quarter 1998 and a 5%, or $6, increase in average room rate to $139 for the twenty-four weeks ended June 19, 1998 when compared to the same periods in 1997. The increase in average room rate is due to a shift in group mix to higher-rated group business. The decrease in average occupancy is primarily due to a decrease in the number of city-wide conventions in the first half of 1998 when compared to the same period in 1997. Additional supply added to the Atlanta suburbs has also impacted 1998 occupancy levels.

Operating Costs and Expenses. For second quarter 1998 and the twenty-four weeks ended June 19, 1998, operating costs and expenses decreased 18%, or $658,000, to $3.0 million and 16%, or $1.2 million, to $6.2 million, respectively, when compared to the same periods in 1997, primarily due to a decrease in incentive management fees. For the twenty-four weeks ended June 19, 1998, $90,000 of incentive management fees were earned as compared to $2.0 million for the twenty-four weeks ended June 20, 1997. Incentive management fees decreased due to an increase in Owner's Priority. Pursuant to the new management agreement, effective January 3, 1998, no incentive management fees are payable to the Manager with respect to the first $29.7 million of operating profit. Thereafter, the Manager will receive 20% of the profit in excess of such figure. As a percentage of revenues, operating costs and expenses represented 35% and 36% of revenues for the second quarters of 1998 and 1997, respectively, and 32% and 37% of revenues for the twenty-four weeks ended June 19, 1998 and June 20, 1997, respectively. Operating Profit. As a result of the changes in revenues and expenses discussed above, operating profit decreased 13%, or $823,000, to $5.6 million for the second quarter 1998 and increased 1%, or $89,000, to $12.9 million for the twenty-four weeks ended June 19, 1998 when compared to the same periods in 1997.

Interest Expense. Interest expense decreased 38%, or $2.0 million, to $3.3 million and 27%, or $2.9 million, to $8.0 million for second quarter 1998 and the twenty-four weeks ended June 19, 1998, respectively, when compared to the same periods in 1997. The decrease is primarily due to the refinancing of the mortgage debt on February 2, 1998. On that date, HMA obtained new 12-year first mortgage financing of $164 million (the "Mortgage Debt") which, together with $35 million from the additional $69 million capital contributed by the General Partner, was used to pay the $199 million maturing mortgage debt. The Mortgage Debt bears interest at a fixed rate of 7.4% and requires monthly principal and interest payments based on a 25-year amortization schedule. The prior mortgage debt bore interest at a fixed rate of 10.3%.

Net Income Before Extraordinary Items. Net income before extraordinary items increased 68%, or $1.0 million, to $2.4 million and 119%, or $2.8 million, to $5.1 million for second quarter 1998 and the twenty-four weeks ended June 19, 1998, respectively, when compared to the same periods in 1997. The increase is primarily due to decreases in incentive management fees and interest expense.

Extraordinary Items. Pursuant to the terms of the new management agreement, all unpaid incentive management fees accrued through December 31, 1997 amounting to $4.2 million were forgiven by the Manager. During the twenty-four weeks ended June 19, 1998, the Partnership recorded an extraordinary gain in conjunction with the write off. In addition, the Partnership recorded a $19,000 extraordinary gain on extinguishment of debt during the twenty-four weeks ended June 19, 1998.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have been historically funded through loan agreements with independent financial institutions. As a result of the transactions associated with the Merger and the successful refinancing of the Partnership's mortgage debt, the General Partner believes that the Partnership will have sufficient capital resources to conduct its operations in the ordinary course of business.

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

Total cash used in operating activities was $4.9 million for the twenty-four weeks ended June 19, 1998 as compared to total cash provided by operations of $15.1 million for the twenty-four weeks ended June 20, 1997. In 1998, cash was used to pay accrued interest on the Partnership's debt. In addition, pursuant to the terms of the Mortgage Debt, the Partnership was required to establish with the lender a separate reserve account for payments of insurance premiums and real estate taxes for the mortgaged property as a result of the credit rating of Marriott International, Inc. Thus, the Partnership has transferred $2.2 million into the reserve through June 19, 1998. The reserve is included in restricted cash reserves and the resulting tax and insurance liability is included in accounts payable and accrued expenses in the accompanying balance sheet.

Cash used in investing activities was $4.8 million for the twenty-four weeks ended June 19, 1998 as compared to $2.3 million for the twenty-four weeks ended June 20, 1997. The increase in cash used in investing activities is primarily due to an advance of $2.6 million to the Manager for working capital needs.

Cash used in financing activities was $5.6 million for the twenty-four weeks ended June 19, 1998. For the twenty-four weeks ended June 20, 1997, no cash was provided by or used in financing activities. The increase in cash used in financing activities is primarily the result of the restructuring and refinancing transactions. During 1998, the Partnership acquired new mortgage debt financing of $164 million and received the remaining $69 million of the $75 million equity infusion from the General Partner. These proceeds were used as follows: to repay the $199.8 million of mortgage debt; to repay $10.4 million of the debt service guarantee and related interest outstanding under the Host Marriott interest guarantee; to establish $22.5 million of reserves required by the lender; and, to pay financing costs of $3.0 million. The Partnership made a cash distribution in February 1998 to the Class A limited partners of $2.7 million, or $5,000 per limited partner unit, from 1997 operations.

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

In 1997, the Hotel completed a $7.0 million refurbishment of approximately half its guest rooms which included the replacement of the carpeting, bedspreads, upholstery, drapes and other similar items and also the dressers, chairs, beds and other furniture. The refurbishment of the remaining 711 rooms and 16 suites began in mid-1998. This portion of the refurbishment will be funded from a reserve which was established by the Partnership with the lender on February 2, 1998. The facade repair project which entails a repair of the entire facade of the building is underway. The project is expected to cost $9.0 million and will be funded by the Partnership from a reserve which was also established with the lender in conjunction with the refinancing on the Maturity Date. The project is expected to be completed by mid-1999.

The General Partner believes the property improvement fund and the capital reserves established in conjunction with the refinancing will be adequate for the future capital repairs and replacement needs of the Hotel.

Merger

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

Mortgage Debt

On February 2, 1998, the following transactions occurred:

      HMA obtained new 12-year first mortgage financing of $164 million (the "Mortgage Debt") which, together with $35 million from the additional $69 million capital contributed by the General Partner, was used to pay the maturing mortgage debt. The Mortgage Debt is nonrecourse to HMA, bears interest at a fixed rate of 7.4% and requires monthly payments of principal and interest calculated to fully amortize the loan over 25 years. Annual debt service on the Mortgage Debt is $14.1 million for 1998 and $14.4 million annually until the end of the 12-year term.

      Host Marriott waived its existing right to priority repayment of the $20.1 million in prior non-interest bearing interest guarantee advances to Ivy and restructured such advances as a loan with a 15-year term (interest only for the first five years) bearing interest at a rate of 9% per annum (the "Term Loan"). Payments are due monthly in arrears from cash available after payment of debt service on the Mortgage Debt. Upon a sale of the Hotel, the Term Loan will accelerate and become due and payable.

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

As part of the refinancing, HMA was required to establish certain reserves which are classified as restricted cash reserves in the accompanying condensed consolidated balance sheet and are held by an agent of the lender including:

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

In addition, during the twenty-four weeks ended June 19, 1998, HMA advanced an additional $2,639,000 to the Manager for working capital needs and used the remaining cash to pay transaction costs associated with the refinancing.

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

On December 12, 1997, Hiram and Ruth Sturm, limited partners in Atlanta Marriott Marquis Limited Partnership ("AMMLP"), filed a class-action lawsuit, styled Hiram and Ruth Sturm v. Marriott Marquis Corporation, et al., Case No. 97-CV-3706, in the U.S. District Court for the Northern District of Georgia against Marriott Marquis Corporation ("MMC"), its directors, and Host Marriott, regarding the merger of AMMLP into a new partnership (the "Merger"), Atlanta Marriott Marquis Limited Partnership II ("AMMLP-II"). MMC, formerly the general partner of AMMLP, is the sole general partner of AMMLP-II. AMMLP-II owns an 80% interest in Ivy Street Hotel Limited Partnership ("Ivy"), a Georgia limited partnership. The other general and limited partners of Ivy are not affiliated with Host Marriott. A wholly-owned bankruptcy remote subsidiary of Ivy owns the Atlanta Marriott Marquis Hotel.

The Sturms allege, among other things, that the defendants misled the limited partners in order to induce them to approve the Merger, violated securities regulations by filing a prospectus with the SEC that contained false statements, violated Federal roll-up regulations and Sections 14 and 20 of the Exchange Act, breached their fiduciary duties, and breached the partnership agreement. The plaintiffs sought to enjoin, or in the alternative rescind, the Merger and damages. Howard H. Poorvu, another limited partner of AMMLP, filed a similar and separate lawsuit, styled Howard H. Poorvu, v. Marriott Marquis Corporation, et al., Civil Action No. 16095-NC, on December 19, 1997, in Delaware State Chancery Court. The Merger took place on December 31, 1997, and the refinancing of the first mortgage debt closed on January 10, 1998. The defendants filed answers to the Delaware complaint on January 16, 1998, and moved to dismiss the Georgia complaint on March 6, 1998. Although AMMLP and AMMLP-II have not been named as defendants in the lawsuits, their partnership agreements include an indemnity provision which requires them, under certain circumstances, to indemnify the general partners against losses, judgments, expenses, and fees.

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc. ("Marriott International"), Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership, and Atlanta Marriott Marquis Limited Partnership (collectively, the "Partnerships"). The plaintiffs allege that the Defendants conspired to sell hotels to the Partnerships for inflated prices and that they charged the Partnerships excessive management fees to operate the Partnerships' hotels. The plaintiffs further allege, among other things, that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. They have filed an answer to the plaintiffs' petition and asserted a number of defenses. Although the Partnerships have not been named as Defendants in the lawsuit, the partnership agreements relating to the Partnerships include an indemnity provision which requires the Partnerships, under certain circumstances, to indemnify the general partners against losses, judgments, expenses, and fees.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits - None.

b.     Reports on Form 8-K

       May 8, 1998 -- In this filing, Item 5 - Other Events discloses the announcement by Host Marriott that Host Marriott's Board of Directors has authorized Host Marriott to reorganize its business operations to qualify as a real estate investment trust, effective as of January 1, 1999. A copy of the press release was included as an Item 7 - Exhibit in this Form 8-K filing.

       June 19, 1998 -- In this filing, Item 5 - Other Events discloses that the General Partner sent the limited partners of the Partnership a letter to inform them of the proposed reorganization of Host Marriott's business operations to qualify as a real estate investment trust and provide them with the estimated exchange value per Partnership unit. A copy of the letter was included as an Item 7 - Exhibit in this Form 8-K filing.

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


                            ATLANTA MARRIOTT MARQUIS II
                            LIMITED PARTNERSHIP

                            By:     MARRIOTT MARQUIS CORPORATION
                                    General Partner


         July 31, 1998      By:     /s/ Earla Stowe
                                    Earla Stowe
                                    Vice President and Chief Accounting Officer

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


                            ATLANTA MARRIOTT MARQUIS II
                            LIMITED PARTNERSHIP

                            By:     MARRIOTT MARQUIS CORPORATION
                                    General Partner


         July 31, 1998      By:
                                    Earla Stowe
                                    Vice President and Chief Accounting Officer