Form 10-Q/A
period 1998-03-27
ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP
filed 1998-10-02
CIK 1048447

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-14374


                 ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)
          Delaware                                  52-1427553
---------------------------------    -------------------------------------------
   (State of Organization)               (I.R.S. Employer Identification Number)
10400 Fernwood Road, Bethesda, MD                   20817-1109
---------------------------------    -------------------------------------------
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


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

           Condensed Consolidated Statement of Operations
              Twelve Weeks Ended March 27, 1998 and March 28, 1997.............1

           Condensed Consolidated Balance Sheet
              March 27, 1998 and December 31, 1997.............................2

           Condensed Consolidated Statement of Cash Flows
              Twelve Weeks ended March 27, 1998 and March 28, 1997.............3

           Notes to Condensed Consolidated Financial Statements................4

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

Item 6.    Exhibits and Reports on Form 8-K...................................12


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

        ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit amounts)

                                                                                       Twelve Weeks Ended
                                                                                  March 27,           March 28,
                                                                                    1998                1997
                                                                                -------------      -------------
HOTEL REVENUES
   Rooms .......................................................................$      13,670       $      13,460
   Food and beverage............................................................        7,025               6,850
   Other .......................................................................        1,355               1,413
                                                                                -------------      --------------

                                                                                       22,050              21,723
                                                                                -------------      --------------

OPERATING COSTS AND EXPENSES
   Property-level costs and expenses
     Rooms......................................................................        2,695               2,728
     Food and beverage..........................................................        4,318               4,134
     Other hotel operating expenses.............................................        4,627               4,819
                                                                                -------------      --------------

         Total hotel property-level costs and expenses..........................       11,640              11,681

   Depreciation.................................................................        1,399               1,174
   Incentive management fee.....................................................          207                 998
   Property taxes and other.....................................................          866                 854
   Base management fee..........................................................          662                 652
                                                                                -------------      --------------

                                                                                       14,774              15,359
                                                                                -------------      --------------

OPERATING PROFIT................................................................        7,276               6,364
   Interest expense.............................................................       (4,676)             (5,595)
   Interest income..............................................................          114                 147
                                                                                -------------      --------------

NET INCOME BEFORE EXTRAORDINARY ITEMS...........................................        2,714                 916

EXTRAORDINARY ITEMS
   Gain on extinguishment of debt...............................................           19                  --
   Gain on forgiveness of incentive management fees.............................        4,155                  --
                                                                                -------------      --------------

NET INCOME......................................................................$       6,888      $          916
                                                                                =============      ==============

ALLOCATION OF NET INCOME
   General Partner..............................................................$          --      $            9
   Class A Limited Partners.....................................................           --                 907
   Class B Limited Partner......................................................        6,888                  --
                                                                                -------------      --------------

                                                                                $       6,888      $          916
                                                                                =============      ==============

NET INCOME PER CLASS A LIMITED PARTNER UNIT (530 Units).........................$          --      $        1,711
                                                                                =============      ==============


           See notes to condensed consolidated financial statements.

        ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                                                                  March 27,        December 31,
                                                                                    1998               1997
                                                                                 (unaudited)

                                     ASSETS

    Property and equipment, net.................................................$     165,090    $        165,372
    Due from Marriott International, Inc........................................        8,266               4,425
    Property improvement fund...................................................        2,741               2,756
    Deferred financing costs, net of accumulated amortization...................        3,137                 321
    Restricted cash reserves....................................................       24,340                  --
    Cash and cash equivalents...................................................        2,743              21,502
                                                                                -------------    ----------------

                                                                                $     206,317    $        194,376
                                                                                =============    ================


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
    Mortgage debt...............................................................$     163,743    $        199,019
    Due to Host Marriott Corporation under Original Debt Service
      Guarantee and Commitment and Interest Guarantee...........................           --              30,524
    Term loan payable to Host Marriott Corporation..............................       20,134                  --
    Due to Marriott International, Inc..........................................          249               4,198
    Accounts payable and accrued expenses.......................................        1,059              12,743
                                                                                -------------    ----------------

         Total Liabilities......................................................      185,185             246,484
                                                                                -------------    ----------------

PARTNERS' CAPITAL (DEFICIT)

    General Partner.............................................................         (520)               (520)
    Class A Limited Partners....................................................      (60,236)            (57,588)
    Class B Limited Partner.....................................................       81,888               6,000
                                                                                -------------    ----------------

    Total Partners' Capital (Deficit)...........................................       21,132             (52,108)
                                                                                -------------    ----------------

                                                                                $     206,317    $        194,376
                                                                                =============    ================







            See Notes to Condensed Consolidated Financial Statements.

        ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                       Twelve Weeks Ended
                                                                                  March 27,           March 28,
                                                                                    1998                1997
                                                                                -------------      --------------

OPERATING ACTIVITIES
    Net income..................................................................$       6,888      $          916
    Net extraordinary items.....................................................       (4,174)                 --
                                                                                --------------     --------------
    Income before extraordinary items...........................................        2,714                 916
    Noncash items...............................................................        1,399               1,801
    Changes in operating accounts...............................................      (12,620)              3,840
                                                                                --------------     --------------

         Cash (used in) provided by operating activities........................       (8,507)              6,557
                                                                                --------------     --------------

INVESTING ACTIVITIES
    Working capital provided to Marriott International, Inc.....................       (2,639)                 --
    Additions to property and equipment, net....................................       (1,117)               (306)
    Change in property improvement fund.........................................           15                (795)
                                                                                -------------      --------------

         Cash used in investing activities......................................       (3,741)             (1,101)
                                                                                --------------     --------------

FINANCING ACTIVITIES
    Proceeds from mortgage debt.................................................      164,000                  --
    Repayment of mortgage debt..................................................     (199,257)                 --
    Capital contributions from General Partner for Class B Limited
      Partnership Interest......................................................       69,000                  --
    Additions to restricted lender reserves.....................................      (24,340)                 --
    Repayments under Original Debt Service Guarantee and Commitment
      and Interest Guarantee to Host Marriott Corporation.......................      (10,390)                 --
    Payment of deferred financing costs.........................................       (2,876)                 --
    Capital distributions.......................................................       (2,648)                 --
                                                                                --------------     --------------

         Cash used in financing activities......................................       (6,511)                 --
                                                                                --------------     --------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS................................      (18,759)              5,456

CASH AND CASH EQUIVALENTS at beginning of period................................       21,502               5,601
                                                                                -------------      --------------

CASH AND CASH EQUIVALENTS at end of period......................................$       2,743      $       11,057
                                                                                =============      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         Cash paid for mortgage interest........................................$      15,561      $          662
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


     Through December 31, 1997, for financial reporting purposes the net income/(loss) of the Partnership were allocated 99% to the limited partners and 1% to Marriott Marquis Corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"). As reported in the Partnership's Form 10-K for the fiscal year ended December 31, 1997, Atlanta Marriott Marquis Limited Partnership's ("AMMLP") partnership agreement was amended as a result of the Merger to incorporate a revision of AMMLP's allocations and distributions such that Partnership net income is generally allocated (i) to the General Partner, until the General Partner has received a 13.5% cumulative compounded annual return on its Class B invested capital, (ii) to the General Partner and Class A limited partners, until the General Partner and the Class A limited partners have received a non-cumulative, non-compounded annual return of 5% on their initial investment in the Partnership, and (iii) thereafter, in proportion to total invested capital through completion of the merger transactions of approximately 41% to limited partners and 59% to the General Partner. Net losses are generally allocated in proportion to the partners capital accounts. Significant differences exist between the net income/(loss) for financial reporting purposes and the net income/(loss) reported for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives for the assets, differences in the timing of the recognition of 1997 incentive management fee expense.

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

3. The Partnership's revenues represent gross sales generated by the Partnership's hotel. Total hotel sales less property-level costs and expenses equals house profit which reflects the net revenues flowing to the Partnership as property owner. As discussed below, the Partnership previously recorded only the house profit generated by the Partnership's hotel as revenues. The Partnership recorded house profit as revenue in its first quarter Form 10-Q and is amending that presentation, as discussed below, in this Form 10-Q/A.

     On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

     The Partnership has considered the impact of EITF 97-2 on its financial statements and has determined that EITF 97-2 requires that the Partnership include property-level revenues and operating costs and expenses of its hotel in its statement of operations. The Partnership was required to apply EITF 97-2 on January 3, 1998 to the modified management agreement with Marriott International, Inc. The Partnership has given retroactive effect to the adoption of EITF 97-2 in the accompanying consolidated statement of operations. The adoption of EITF 97-2 increased both revenues and operating costs and expenses by $11.6 million and $11.7 million for first quarter 1998 and first quarter 1997, respectively, and had no impact on operating profit or net income.

4. On February 2, 1998 HMA obtained new 12-year first mortgage financing of $164 million which, together with $35 million from the additional $69 million capital contributed by the General Partner, were used to pay the maturing mortgage debt. The Mortgage Debt is nonrecourse to HMA, bears interest at a fixed rate of 7.4% and requires monthly payments of principal and interest calculated to fully amortize the loan over 25 years resulting in annual debt service of $14.1 million for 1998 and $14.4 million annually until the end of the 12-year term.

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

6. Pursuant to the terms of the Mortgage Debt, HMA was required to establish with the lender a separate reserve account for payments of insurance premiums and real estate taxes for the mortgaged property as a result of the credit rating of Marriott International, Inc. Thus, the Partnership has transferred $1.7 million into the reserve through March 27, 1998.

     Additionally, HMA was required to establish the following reserves which are classified as restricted cash reserves in the accompanying condensed consolidated balance sheet and are held by the agent of the lender including:

     o $3.6 million debt service reserve -- This reserve is equal to three months of debt service.

     o $10.1 million deferred maintenance and capital expenditure reserve -- This reserve will be expended for capital expenditures for repairs to the facade of the Hotel as well as various renewals and replacements and site improvements.

     o $7.5 million rooms refurbishment reserve -- This reserve will be expended to refurbish the remaining 711 rooms and 16 suites at the Hotel which have not already been refurbished.

7. On April 17, 1998, Host Marriott, parent company of the General Partner of the Partnership, announced that its Board of Directors has authorized the company to reorganize its business operations to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999. As part of the REIT conversion, Host Marriott expects to form a new operating partnership (the "Operating Partnership") and limited partners in certain Host Marriott full-service hotel partnerships and joint ventures, including the Atlanta Marriott Marquis II Limited Partnership, are expected to be given an opportunity to receive, on a tax-deferred basis, Operating Partnership units in the new Operating Partnership in exchange for their current partnership interest. The Operating Partnership units would be redeemable by the limited partner for freely traded Host Marriott shares (or the cash equivalent thereof) at any time after one year from the closing of the merger. In connection with the REIT conversion, the Operating Partnership filed a Registration Statement on Form S-4 with the Securities and Exchange Commission on June 2, 1998. Limited Partners will be able to vote on this Partnership's participation in the merger later this year through a consent solicitation.

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

RESULTS OF OPERATIONS

Revenues represent sales generated by the Partnership's hotel. Total hotel sales less property-level costs and expenses equals house profit which reflects the net revenues flowing to the Partnership as property owner. As discussed below, the Partnership previously recorded only the house profit generated by the Partnership's hotel as revenues.

The Partnership adopted EITF 97-2 which requires that the Partnership include property-level revenues and operating costs and expenses in the statement of operations. The Partnership has given retroactive effect to the adoption of EITF 97-2 in the accompanying statement of operations.

Revenues. Partnership revenues for the first quarter of 1998 increased 2% when compared to the first quarter of 1997 primarily due to a 2%, or $210,000, increase in room revenues and a 3%, or $175,000, increase in food and beverage revenues. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP, or generally accepted accounting principles, measure of revenue). The increase in room revenues is due to a 1% increase in REVPAR. REVPAR increased due to a 6% increase in average room rate to approximately $135 partially offset by a 3.2 percentage point decrease in average occupancy to the low-70's. The increase in average room rate is due to a shift in group mix to higher-rated group business. The decreases in average occupancy is primarily due to the impact of additional supply added to the Atlanta suburbs. In addition, the number of city-wide conventions was down slightly from the same period in the prior year.

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

Operating Costs and Expenses. In the first quarter of 1998, operating costs and expenses decreased by 4%, or $585,000, to $14.8 million primarily due to decreases in hotel property-level costs and expenses and incentive management fees. For the first quarter of 1998, hotel property-level costs and expenses decreased $41,000 to $11.6 million when compared to the same period in 1997 primarily because of lower occupancy levels and lower sales at the hotel. In 1998, $207,000 of incentive management fees were earned as compared to $998,000 earned in 1997. The decrease in incentive management fees earned is due to an increase in Owner's Priority. Pursuant to the new management agreement, effective January 3, 1998 no incentive management fees are payable to the Manager with respect to the first $29.7 million of operating profit. Thereafter, the Manager will receive 20% of the profit in excess of such figure. As a percentage of revenues, operating costs and expenses represented 67% and 71% of revenues for first quarter 1998 and first quarter 1997, respectively.

Operating Profit. In the first quarter of 1998, operating profit increased $912,000 to $7.3 million primarily due to the changes in revenues and operating costs and expenses discussed above. As a percentage of total revenues, operating profit represented 33% in the first quarter 1998 and 29% in the first quarter 1997.

Interest Expense. In the first quarter of 1998, interest expense decreased 16%, or $919,000, to $4.7 million primarily due to the refinancing of the mortgage debt on February 2, 1998. On that date, HMA obtained new 12-year first mortgage financing of $164 million (the "Mortgage Debt") which, together with $35 million from the additional $69 million capital contributed by the General Partner, was used to pay the $199 million maturing mortgage debt. The Mortgage Debt bears interest at a fixed rate of 7.4% and requires monthly principal and interest payments based on a 25-year amortization schedule. The prior mortgage debt bore interest at a fixed rate of 10.3%.

Net Income Before Extraordinary Items. In the first quarter of 1998, net income before extraordinary items increased $1.8 million to $2.7 million primarily due to increased Hotel revenues and decreases in incentive management fees earned and interest expense.

Extraordinary Items. Pursuant to the terms of the new management agreement, all unpaid incentive management fees accrued through December 31, 1997 amounting to $4.2 million were forgiven by the Manager. During the first quarter 1998, the Partnership recorded an extraordinary gain in conjunction with the write off. In addition, the Partnership recorded a $19,000 extraordinary gain on extinguishment of debt during the first quarter 1998.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have been historically funded through loan agreements with independent financial institutions. As a result of the successful refinancing of the Partnership's mortgage debt, the General Partner believes that the Partnership will have sufficient capital resources to conduct its operations in the ordinary course of business.

Mortgage Debt

On February 2, 1998, the mortgage debt was successfully refinanced with a third party lender. The Partnership's debt now consists of a $164 million mortgage loan, which is nonrecourse to HMA, which bears interest at a fixed rate of 7.4% for a 12-year term. The mortgage loan requires payments of principal and interest based upon a 25-year amortization schedule. As part of the refinancing, HMA was required to establish certain reserves which are classified as restricted cash reserves in the accompanying condensed consolidated balance sheet and are held by an agent of the lender including:

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

In addition, HMA advanced an additional $2.6 million to the Manager for working capital needs and used the remaining cash to pay transaction costs associated with the refinancing.

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

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc. ("Marriott International"), Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership, and Atlanta Marriott Marquis Limited Partnership (collectively, the "Partnerships"). The plaintiffs allege that the Defendants conspired to sell hotels to the Partnerships for inflated prices and that they charged the Partnerships excessive management fees to operate the Partnerships' hotels. The plaintiffs further allege that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. Although the Partnerships have not been named as Defendants in the lawsuit, the partnership agreements relating to the Partnerships include an indemnity provision which requires the Partnerships, under certain circumstances, to indemnify the general partners against losses, judgments, expenses, and fees.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits - None.

b.     Reports on Form 8-K

       A Form 8-K was filed with the Securities and Exchange Commission on May 8, 1998. In this filing, Item 5-Other Events discloses the announcement by Host Marriott that Host Marriott's Board of Directors has authorized Host Marriott to reorganize its business operations to qualify as a real estate investment trust, effective as of January 1, 1999. A copy of the press release was included as an Item 7-Exhibit in this Form 8-K filing.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ATLANTA MARRIOTT MARQUIS II
                           LIMITED PARTNERSHIP

                           By:     MARRIOTT MARQUIS CORPORATION
                                   General Partner



October 2, 1998            By:      /s/ Earla L. Stowe
                                    ------------------
                                    Earla L. Stowe
                                    Vice President and Chief Accounting Officer