Form 10-Q/A
period 1998-06-19
ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP
filed 1998-10-02
CIK 1048447

================================================================================

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


                           Commission File No. 0-14374


                 ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)
            Delaware                                    52-1427553
------------------------------          ----------------------------------------
    (State of Organization)              (I.R.S. Employer Identification Number)
10400 Fernwood Road, Bethesda, MD                       20817-1109
------------------------------------    ----------------------------------------
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


                                TABLE OF CONTENTS

                                                                                                      PAGE NO.
                         PART I - FINANCIAL INFORMATION



Item 1.    Financial Statements

           Condensed Consolidated Statement of Operations
              Twelve and Twenty-Four Weeks ended June 19, 1998 and June 20, 1997.............................1

           Condensed Consolidated Balance Sheet
              June 19, 1998 and December 31, 1997............................................................2

           Condensed Consolidated Statement of Cash Flows
              Twenty-Four Weeks ended June 19, 1998 and June 20, 1997........................................3

           Notes to Condensed Consolidated Financial Statements..............................................4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................................................7


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................11

Item 6.    Exhibits and Reports on Form 8-K.................................................................12


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

        ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per Unit amounts)

                                                     Twelve Weeks Ended                 Twenty-Four Weeks Ended
                                                          June 19,          June 20,           June 19,          June 20,
                                                            1998              1997               1998              1997
                                                       --------------    -------------       -------------    ---------
HOTEL REVENUES
   Rooms...............................................$       13,239    $      14,250       $      26,909    $      27,710
   Food and beverage...................................         5,244            6,404              12,269           13,254
   Other...............................................         1,424            1,387               2,779            2,800
                                                       --------------    -------------       -------------    -------------

                                                               19,907           22,041              41,957           43,764
                                                       --------------    -------------       -------------    -------------

OPERATING COSTS AND EXPENSES
   Property-level costs and expenses
     Rooms.............................................         2,841            3,024               5,536            5,752
     Food and beverage.................................         3,868            4,236               8,186            8,370
     Other.............................................         4,548            4,650               9,175            9,469
                                                       --------------    -------------       -------------    -------------

       Total hotel property-level costs and expenses...        11,257           11,910              22,897           23,591

   Depreciation .......................................         1,492            1,175               2,891            2,349
   Property taxes and other............................         1,057              853               1,923            1,707
   Base management fee.................................           597              659               1,259            1,311
   Incentive management fee............................          (117)           1,000                  90            1,998
                                                       --------------    -------------       -------------    -------------

                                                               14,286           15,597              29,060           30,956
                                                       --------------    -------------       -------------    -------------

OPERATING PROFIT.......................................         5,621            6,444              12,897           12,808
   Interest expense....................................        (3,288)          (5,267)             (7,964)         (10,862)
   Interest income.....................................            40              232                 154              379
                                                       --------------    -------------       -------------    -------------

NET INCOME BEFORE
   EXTRAORDINARY ITEMS.................................         2,373            1,409               5,087            2,325

EXTRAORDINARY ITEMS
   Gain on extinguishment of debt......................            --               --                  19               --
   Gain on forgiveness of incentive management fees....            --               --               4,155               --
                                                       --------------    -------------       -------------    -------------

NET INCOME.............................................$        2,373    $       1,409       $       9,261    $       2,325
                                                       ==============    =============       =============    =============

ALLOCATION OF NET INCOME
   General Partner.....................................$           --    $          14       $          --    $          23
   Class A Limited Partners............................            --            1,395                  --            2,302
   Class B Limited Partner.............................         2,373               --               9,261               --
                                                       --------------    -------------       -------------    -------------
                                                       $        2,373    $       1,409       $       9,261    $       2,325
                                                       ==============    =============       =============    =============

NET INCOME PER CLASS A
   LIMITED PARTNER UNIT (530 Units)....................$           --    $       2,632       $          --    $       4,343
                                                       ==============    =============       =============    =============

        ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)




                                                                                             June 19,         December 31,
                                                                                               1998               1997
                                                                                            (unaudited)

                                     ASSETS

    Property and equipment, net...........................................................$      164,005    $       165,372
    Due from Marriott International, Inc..................................................         7,434              4,425
    Property improvement fund.............................................................         3,357              2,756
    Deferred financing costs, net of accumulated amortization.............................         3,174                321
    Restricted cash reserves..............................................................        25,031                 --
    Cash and cash equivalents.............................................................         6,191             21,502
                                                                                          --------------    ---------------

                                                                                           $     209,192    $       194,376
                                                                                          ==============    ===============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
    Mortgage debt.........................................................................$      163,232    $       199,019
    Due to Host Marriott Corporation under Original Debt Service
      Guarantee and Commitment and Interest Guarantee.....................................            --             30,524
    Term loan payable to Host Marriott Corporation........................................        20,134                 --
    Due to Marriott International, Inc....................................................           133              4,198
    Accounts payable and accrued expenses.................................................         2,190             12,743
                                                                                          --------------    ---------------

         Total Liabilities................................................................       185,689            246,484
                                                                                          --------------    ---------------

PARTNERS' CAPITAL (DEFICIT)

    General Partner.......................................................................          (520)              (520)
    Class A Limited Partners..............................................................       (60,238)           (57,588)
    Class B Limited Partner...............................................................        84,261              6,000
                                                                                          --------------    ---------------

         Total Partners' Capital (Deficit)................................................        23,503            (52,108)
                                                                                          --------------    ---------------

                                                                                          $      209,192    $       194,376
                                                                                          ==============    ===============








            See Notes to Condensed Consolidated Financial Statements.

        ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                                 Twenty-Four Weeks Ended
                                                                                               June 19,          June 20,
                                                                                                 1998              1997
                                                                                             -------------    ---------

OPERATING ACTIVITIES
     Net income .............................................................................$       9,261    $       2,325
     Net extraordinary items.................................................................       (4,174)              --
                                                                                             -------------    -------------
     Income before extraordinary items.......................................................        5,087            2,325
       Noncash items.........................................................................        2,994            3,567
       Changes in operating accounts.........................................................      (12,990)           9,176
                                                                                             -------------    -------------

           Cash (used in) provided by operating activities...................................       (4,909)          15,068
                                                                                             -------------    -------------

INVESTING ACTIVITIES
     Working capital provided to Marriott International, Inc.................................       (2,639)              --
     Additions to property and equipment, net................................................       (1,524)          (1,109)
     Change in property improvement fund.....................................................         (601)          (1,201)
                                                                                             -------------    -------------

           Cash used in investing activities.................................................       (4,764)          (2,310)
                                                                                             -------------    -------------

FINANCING ACTIVITIES
     Proceeds from mortgage debt.............................................................      164,000               --
     Repayment of mortgage debt..............................................................     (199,768)              --
     Capital contributions from General Partner for Class B
       Limited Partnership Interest..........................................................       69,000               --
     Changes in restricted lender reserves...................................................      (22,873)              --
     Repayments under Original Debt Service Guarantee and Commitment
       and Interest Guarantee to Host Marriott Corporation...................................      (10,390)              --
     Payment of financing costs..............................................................       (2,957)              --
     Capital distributions...................................................................       (2,650)              --
                                                                                             -------------    -------------

           Cash used in financing activities.................................................       (5,638)              --
                                                                                             -------------    -------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.............................................      (15,311)          12,758

CASH AND CASH EQUIVALENTS at beginning of period.............................................       21,502            5,601
                                                                                             -------------    -------------

CASH AND CASH EQUIVALENTS at end of period...................................................$       6,191    $      18,359
                                                                                             =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for mortgage and other interest...............................................$      19,127    $         662
                                                                                             =============    =============




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

     Through December 31, 1997, for financial reporting purposes the net income/(loss) of the Partnership was allocated 99% to the limited partners and 1% to Marriott Marquis Corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"). As reported in the Partnership's Form 10-K for the fiscal year ended December 31, 1997, Atlanta Marriott Marquis Limited Partnership's ("AMMLP") partnership agreement was amended as a result of the Merger to incorporate a revision of AMMLP's allocations and distributions such that Partnership net income is generally allocated (i) to the General Partner, until the General Partner has received a 13.5% cumulative compounded annual return on its Class B invested capital, (ii) to the General Partner and Class A limited partners, until the General Partner and the Class A limited partners have received a non-cumulative, non-compounded annual return of 5% on their initial investment in the Partnership, and (iii) thereafter, in proportion to total invested capital through completion of the merger transactions of approximately 41% to limited partners and 59% to the General Partner. Net losses are generally allocated in proportion to the partners' capital accounts. Significant differences exist between the net income/(loss) for financial reporting purposes and the net income/(loss) reported for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives for the assets, and differences in the timing of the recognition of 1997 incentive management fee expense.

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

3. The Partnership's revenues represent gross sales generated by the Partnership's hotel. Total hotel sales less property-level costs and expenses equals house profit which reflects the net revenues flowing to the Partnership as property owner. As discussed below, the Partnership previously recorded only the house profit generated by the Partnership's hotel as revenues. The Partnership recorded house profit as revenue in its second quarter Form 10-Q and is amending that presentation, as discussed below, in this Form 10-Q/A.

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

     The Partnership has considered the impact of EITF 97-2 on its financial statements and has determined that EITF 97-2 requires that the Partnership include property-level revenues and operating costs and expenses of its hotel in its statement of operations. The Partnership was required to apply EITF 97-2 on January 3, 1998 to the modified management agreement with Marriott International, Inc. The Partnership has given retroactive effect to the adoption of EITF 97-2 in the accompanying consolidated statement of operations. The adoption of EITF 97-2 increased both revenues and operating costs and expenses by $11.3 million and $11.9 million and $22.9 million and $23.6 million for second quarters 1998 and 1997 and the twenty-four weeks ended June 19, 1998 and June 20, 1997, respectively, and had no impact on operating profit or net income.

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

     Additionally, HMA was required to establish the following reserves which are classified as restricted cash reserves in the accompanying condensed consolidated balance sheet and are held by the agent of the lender including:

     o $3.6 million debt service reserve--This reserve is equal to three months of debt service.

     o $10.1 million deferred maintenance and capital expenditure reserve--This reserve will be expended for capital expenditures for repairs to the facade of the Hotel as well as various renewals and replacements and site improvements.

     o $7.5 million rooms refurbishment reserve--This reserve will be expended to refurbish the remaining 711 rooms and 16 suites at the Hotel which have not already been refurbished.

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

Revenues. Partnership revenues for second quarter 1998 and the twenty-four weeks ended June 19, 1998 decreased 10%, or $2.1 million, to $19.9 million and 4%, or $1.8 million, to $42.0 million, respectively, when compared to the same periods in 1997 due to decreases in room and food and beverage sales. Room sales decreased 7%, or $1.0 million, to $13.2 million and 3%, or $801,000, to $27.0 million for second quarter 1998 and the twenty-four weeks ended June 19, 1998, respectively, when compared to the same periods in 1997. Food and beverage sales decreased 18%, or $1.2 million, to $5.2 million and 7%, or $1.0 million, to $12.3 million for second quarter 1998 and the twenty-four weeks ended June 19, 1998, respectively, when compared to the same periods in 1997. The decrease in food and beverage sales is primarily due to lower occupancy levels at the Hotel in 1998 as compared to 1997. Room sales decreased due to a 7% decrease in REVPAR for the second quarter 1998 and a 3% decrease in REVPAR for the twenty-four weeks ended June 19, 1998 when compared to the same periods in 1997. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP, or generally accepted accounting principles, measure of revenue). REVPAR decreased for the second quarter 1998 and twenty-four weeks ended June 19, 1998 due to a 7.4 percentage point decrease in average occupancy to 66% and a 5.4 percentage point decrease in average occupancy to 69%, respectively, when compared to the same periods in 1997. The decrease in occupancy was partially offset by a 3%, or $5, increase in average room rate to approximately $142 for second quarter 1998 and a 5%, or $6, increase in average room rate to $139 for the twenty-four weeks ended June 19, 1998 when compared to the same periods in 1997. The increase in average room rate is due to a shift in group mix to higher-rated group business. The decrease in average occupancy is primarily due to a decrease in the number of city-wide conventions in the first half of 1998 when compared to the same period in 1997. Additional supply added to the Atlanta suburbs has also impacted 1998 occupancy levels.

Operating Costs and Expenses. For the second quarter of 1998 and the twenty-four weeks ended June 19, 1998, operating costs and expenses decreased 8%, or $1.3 million, to $14.3 million and 6%, or $1.9 million, to $29.1 million, respectively, when compared to the same periods in 1997, primarily due to decreases in hotel property-level costs and expenses and incentive management fees. For second quarter 1998 and the twenty-four weeks ended June 19, 1998 hotel property-level costs and expenses decreased 5%, or $653,000, to $11.3 million and 3%, or $694,000, to $22.9 million when compared to the same periods in 1997 primarily because of lower occupancy levels and lower sales at the hotel. For the twenty-four weeks ended June 19, 1998, $90,000 of incentive management fees were earned as compared to $2.0 million for the twenty-four weeks ended June 20, 1997. Incentive management fees decreased due to an increase in Owner's Priority. Pursuant to the new management agreement, effective January 3, 1998, no incentive management fees are payable to the Manager with respect to the first $29.7 million of operating profit. Thereafter, the Manager will receive 20% of the profit in excess of such figure. As a percentage of revenues, operating costs and expenses represented 72% and 71% of revenues for the second quarters of 1998 and 1997, respectively, and 69% and 71% of revenues for the twenty-four weeks ended June 19, 1998 and June 20, 1997, respectively.

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

Mortgage Debt

On February 2, 1998, the mortgage debt was successfully refinanced with a third party lender. The Partnership's debt now consists of a $164 million mortgage loan (the "Mortgage Debt"), which is nonrecourse to HMA, which bears interest at a fixed rate of 7.4% for a 12-year term. The mortgage loan requires payments of principal and interest based upon a 25-year amortization schedule. As part of the refinancing, HMA was required to establish certain reserves which are classified as restricted cash reserves in the accompanying condensed consolidated balance sheet and are held by an agent of the lender including:

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

In addition, during the twenty-four weeks ended June 19, 1998, HMA advanced an additional $2.6 million to the Manager for working capital needs and used the remaining cash to pay transaction costs associated with the refinancing.

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