Form 10-Q
period 1998-09-11
ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP
filed 1998-10-26
CIK 1048447

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 11, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-14374


                 ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)
        Delaware                                          52-1427553
  ------------------------                    ----------------------------------
   (State of Organization)               (I.R.S. Employer Identification Number)
   10400 Fernwood Road, Bethesda, MD                      20817-1109
------------------------------------          ----------------------------------
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


                                TABLE OF CONTENTS

                                                                                PAGE NO.
                         PART I - FINANCIAL INFORMATION



Item 1.    Financial Statements

           Condensed Consolidated Statement of Operations
              Twelve and Thirty-Six Weeks ended September 11, 1998 (Unaudited)
              and September 12, 1997 (Unaudited)......................................1

           Condensed Consolidated Balance Sheet
              September 11, 1998 (Unaudited) and December 31, 1997....................2

           Condensed Consolidated Statement of Cash Flows
              Thirty-Six Weeks ended September 11, 1998 (Unaudited) and
              September 12, 1997 (Unaudited)..........................................3

           Notes to Condensed Consolidated Financial Statements (Unaudited)...........4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................................7


                                            PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.........................................................14

Item 6.    Exhibits and Reports on Form 8-K..........................................15


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

        ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per Unit amounts)

                                                             Twelve Weeks Ended                 Thirty-Six Weeks Ended
                                                       September 11,    September 12,       September 11,     September 12,
                                                           1998             1997                1998              1997
                                                     ----------------  ---------------    ----------------  ---------------
HOTEL REVENUES
   Rooms.............................................$         11,203  $        11,138    $         38,112  $        38,848
   Food and beverage.................................           4,374            5,016              16,643           18,270
   Other.............................................           1,091            1,194               3,870            3,994
                                                     ----------------  ---------------    ----------------  ---------------

                                                               16,668           17,348              58,625           61,112
                                                     ----------------  ---------------    ----------------  ---------------

OPERATING COSTS AND EXPENSES
   Hotel property-level costs and expenses
     Rooms...........................................           2,523            2,515               8,059            8,267
     Food and beverage...............................           3,489            3,954              11,675           12,324
     Other department costs and expenses.............             389              515               1,310            1,551
     Selling, administrative and other...............           3,805            3,751              12,059           12,184
                                                     ----------------  ---------------    ----------------  ---------------

       Total hotel property-level costs and expenses.          10,206           10,735              33,103           34,326

   Depreciation .....................................           1,131            1,169               4,022            3,518
   Property taxes and other..........................           1,090              904               3,013            2,611
   Base management fee...............................             500              536               1,759            1,847
   Incentive management fee..........................             (18)            (551)                 72            1,447
                                                     ----------------  ---------------    ----------------  ---------------

                                                               12,909           12,793              41,969           43,749
                                                     ----------------  ---------------    ----------------  ---------------

OPERATING PROFIT.....................................           3,759            4,555              16,656           17,363
   Interest expense..................................          (3,156)          (5,976)            (11,101)         (16,838)
   Interest income...................................             963              251               1,117              630
                                                     ----------------  ---------------    ----------------  ---------------

NET INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM................................           1,566           (1,170)              6,672            1,155

EXTRAORDINARY ITEM
   Gain on forgiveness of incentive management fees..              --               --               4,155               --
                                                     ----------------  ---------------    ----------------  ---------------

NET INCOME (LOSS)....................................$          1,566  $        (1,170)   $         10,827  $         1,155
                                                     ================  ===============    ================  ===============

ALLOCATION OF NET INCOME (LOSS)
   General Partner...................................$              7  $           (12)   $              7  $            11
   Class A Limited Partners..........................             695           (1,158)                695            1,144
   Class B Limited Partner...........................             864               --              10,125               --
                                                     ----------------  ---------------    ----------------  ---------------
                                                     $          1,566  $        (1,170)   $         10,827  $         1,155
                                                     ================  ===============    ================  ===============

NET INCOME (LOSS) PER CLASS A
   LIMITED PARTNER UNIT (530 Units)..................$          1,311  $        (2,185)   $          1,311  $         2,158
                                                     ================  ===============    ================  ===============


            See Notes to Condensed Consolidated Financial Statements.

        ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                                                                  September 11,       December 31,
                                                                                      1998                1997
                                                                                ----------------    ---------------
                                                                                  (unaudited)

                                                       ASSETS

    Property and equipment, net.................................................$        167,711    $       165,372
    Due from Marriott International, Inc........................................           6,444              4,425
    Property improvement fund...................................................           3,760              2,756
    Deferred financing costs, net of accumulated amortization...................           3,147                321
    Other assets................................................................             275                 --
    Restricted cash reserves....................................................          19,043                 --
    Cash and cash equivalents...................................................           8,001             21,502
                                                                                ----------------    ---------------

                                                                                $        208,381    $       194,376
                                                                                ================    ===============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
    Mortgage debt...............................................................$        162,712    $       199,019
    Due to Host Marriott Corporation under Original Debt Service
      Guarantee and Commitment and Interest Guarantee...........................              --             30,524
    Term loan payable to Host Marriott Corporation..............................          20,134                 --
    Accrued interest............................................................             224             12,391
    Accounts payable and accrued expenses.......................................             127                352
    Due to Marriott International, Inc..........................................             115              4,198
                                                                                ----------------    ---------------

         Total Liabilities......................................................         183,312            246,484
                                                                                ----------------    ---------------

PARTNERS' CAPITAL (DEFICIT)
    General Partner.............................................................            (513)              (520)
    Class A Limited Partners....................................................         (59,543)           (57,588)
    Class B Limited Partner.....................................................          85,125              6,000
                                                                                ----------------    ---------------

         Total Partners' Capital (Deficit)......................................          25,069            (52,108)
                                                                                ----------------    ---------------

                                                                                $        208,381    $       194,376
                                                                                ================    ===============







            See Notes to Condensed Consolidated Financial Statements.

        ATLANTA MARRIOTT MARQUIS II LIMITED PARTNERSHIP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                       Thirty-Six Weeks Ended
                                                                                  September 11,       September 12,
                                                                                      1998                1997
                                                                                ----------------    ---------------

OPERATING ACTIVITIES
     Net income.................................................................$         10,827    $         1,155
     Less extraordinary item....................................................          (4,155)                --
                                                                                ----------------    ---------------
     Net income before extraordinary item.......................................           6,672              1,155
       Noncash items............................................................           4,189              4,985
       Changes in operating accounts............................................            (725)             1,933
       Change in accrued interest...............................................         (12,167)             3,422
                                                                                ----------------    ---------------

           Cash (used in) provided by operating activities......................          (2,031)            11,495
                                                                                ----------------    ---------------

INVESTING ACTIVITIES
     Changes in capital expenditure reserves....................................         (13,279)                --
     Additions to property and equipment, net...................................          (6,361)            (4,064)
     Working capital provided to Marriott International, Inc....................          (2,639)                --
     Change in property improvement fund........................................          (1,004)               877
                                                                                ----------------    ---------------

           Cash used in investing activities....................................         (23,283)            (3,187)
                                                                                ----------------    ---------------

FINANCING ACTIVITIES
     Proceeds from mortgage debt................................................         164,000                 --
     Repayment of mortgage debt.................................................        (200,288)                --
     Capital contributions from General Partner for Class B
      Limited Partnership Interest..............................................          69,000                 --
     Changes in restricted lender reserves......................................          (4,866)                --
     Repayments under Original Debt Service Guarantee and Commitment
       and Interest Guarantee to Host Marriott Corporation......................         (10,390)            10,390
     Payment of financing costs.................................................          (2,993)                --
     Capital distributions......................................................          (2,650)                --
     Payment of deferred interest on mortgage note payable......................              --            (17,590)
                                                                                ----------------    ---------------

           Cash provided by (used in) financing activities......................          11,813             (7,200)
                                                                                ----------------    ---------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS................................         (13,501)             1,108

CASH AND CASH EQUIVALENTS at beginning of period................................          21,502              5,601
                                                                                ----------------    ---------------

CASH AND CASH EQUIVALENTS at end of period......................................$          8,001    $         6,709
                                                                                ================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for mortgage and other interest..................................$         23,119    $        28,470
                                                                                ================    ===============


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

     In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 11, 1998, the results of operations for the twelve and thirty-six weeks ended September 11, 1998 and September 12, 1997 and cash flows for the thirty-six weeks ended September 11, 1998 and September 12, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

     Through December 31, 1997, for financial reporting purposes the net income/(loss) of the Partnership was allocated 99% to the limited partners and 1% to Marriott Marquis Corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"). As reported in the Partnership's Form 10-K for the fiscal year ended December 31, 1997, Atlanta Marriott Marquis Limited Partnership's ("AMMLP") partnership agreement was amended as a result of the Partnership Merger (see below)to incorporate a revision of AMMLP's allocations and distributions such that Partnership net income is generally allocated (i) to the General Partner, until the General Partner has received a 13.5% cumulative compounded annual return on its Class B invested capital, (ii) to the General Partner and Class A limited partners, until the General Partner and the Class A limited partners have received a non-cumulative, non-compounded annual return of 5% on their initial investment in the Partnership, and (iii) thereafter, in proportion to total invested capital through completion of the merger transactions of approximately 41% to limited partners and 59% to the General Partner. Net losses are generally allocated in proportion to the partners' capital accounts. Significant differences exist between the net income/(loss) for financial reporting purposes and the net income/(loss) reported for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives for the assets, and differences in the timing of the recognition of 1997 incentive management fee expense.

     Through December 31, 1997, AMMLP owned an 80% general partnership interest in Ivy Street Hotel Limited Partnership ("Ivy") which owned the Atlanta Marriott Marquis Hotel (the "Hotel"). The Partnership also owned the land (the "Land") on which the Hotel is located. On December 31, 1997 AMMLP merged (the "Partnership Merger") with and into the Partnership. Subsequent to the Partnership Merger, the Partnership owns an 80% general partnership interest in Ivy. The Partnership Merger of AMMLP and the Partnership was treated as a reorganization of affiliated entities and AMMLP's basis in its assets and liabilities were carried over. On January 29, 1998, the Hotel and the Land were conveyed to a special purpose, bankruptcy remote entity, HMA Realty Limited Partnership ("HMA"). The sole general partner of HMA with a 1% interest, is HMA-GP, Inc., a wholly-owned subsidiary of Ivy. The sole limited partner, with a 99% interest, is Ivy. The Partnership consolidates Ivy and HMA, and all significant intercompany transactions and balances between the Partnership, Ivy and HMA have been eliminated. There is a deficit capital account for the minority partner in Ivy which resulted from operating losses of Ivy. The Partnership's policy is to record 100% of the income/(loss) of Ivy until excess income allocated to the Partnership equals the excess losses previously recorded by the Partnership.

2. Certain reclassifications were made to the prior year financial statements to conform to the 1998 presentation.

3. The Partnership's revenues represent gross sales generated by the Partnership's Hotel. As discussed below, the Partnership previously recorded only the house profit generated by the Partnership's Hotel as revenues. House profit, which reflects the net revenues flowing to the Partnership as property owner, represents gross hotel sales less property-level costs and expenses.

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

     The Partnership has considered the impact of EITF 97-2 on its financial statements and has determined that EITF 97-2 requires that the Partnership include property-level revenues and operating costs and expenses of its Hotel in its statement of operations. The Partnership was required to apply EITF 97-2 on January 3, 1998 to the modified management agreement with Marriott International, Inc. (the "Manager"). The Partnership has given retroactive effect to the adoption of EITF 97-2 in the accompanying consolidated statement of operations. The adoption of EITF 97-2 increased both revenues and operating costs and expenses by $10.2 million and $10.7 million for the twelve weeks ended September 11, 1998 and September 12, 1997, respectively, and $33.1 million and $34.3 million for the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively, and had no impact on operating profit or net income/(loss).

4. On February 2, 1998, HMA obtained new 12-year first mortgage financing of $164 million (the "Mortgage Debt") which, together with $35 million from the additional $69 million capital contributed by the General Partner, was used to pay the maturing mortgage debt. The Mortgage Debt is nonrecourse to HMA, bears interest at a fixed rate of 7.4% and requires monthly payments of principal and interest calculated to fully amortize the loan over 25 years. Annual debt service on the new mortgage debt is $12.4 million for 1998 and $14.4 million annually until the end of the 12-year term.

5. To facilitate the refinancing, effective January 3, 1998, a new management agreement was entered into by HMA and the Manager. The new management agreement expires on July 1, 2010 and is renewable at the Manager's option for five additional 10-year terms. Pursuant to the terms of the new management agreement, no incentive management fees are payable to the Manager with respect to the first $29.7 million of operating profit (the "Owner's Priority"). Thereafter, the Manager will receive 20% of the profit in excess of such Owner's Priority. As part of the new management agreement, all accrued incentive management fees totaling $4.2 million were forgiven by the Manager. The Partnership recorded an extraordinary gain in the first quarter of 1998 in conjunction with the forgiveness in the accompanying condensed consolidated financial statements.

6. Pursuant to the terms of the Mortgage Debt, HMA was required to establish with the lender a separate reserve account for payments of insurance premiums and real estate taxes for the mortgaged property as a result of a decline in the credit rating of Marriott International, Inc. Thus, the Partnership has transferred $2.9 million into the reserve through September 11, 1998. Out of the balance, approximately $2.0 million of property taxes have been paid. The reserve is included in restricted cash reserves in the accompanying condensed consolidated balance sheet.

     Additionally, HMA was required to establish the following reserves which are classified as restricted cash reserves in the accompanying condensed consolidated balance sheet and are held by the agent of the lender including:

     o $3.6 million debt service reserve--This reserve is equal to three months of debt service.

     o $10.1 million deferred maintenance and capital expenditure reserve--This reserve will be expended for capital expenditures for repairs to the facade of the Hotel as well as various renewals and replacements and site improvements. As of September 11, 1998, the reserve balance was $10.1 million.

     o $7.5 million rooms refurbishment reserve--This reserve will be expended to refurbish the remaining 711 rooms and 16 suites at the Hotel which have not already been refurbished. As of September 11, 1998, the reserve balance was $3.1 million.

7. Host Marriott, the parent company of the General Partner of the Partnership, has adopted a plan to restructure its business operations so that it will qualify as a real estate investment trust ("REIT"). As part of this restructuring (the "REIT Conversion"), Host Marriott and its consolidated subsidiaries will contribute their full-service hotel properties and certain other businesses and assets to Host Marriott, L.P., a Delaware limited partnership (the "Operating Partnership"), in exchange for units of limited partnership interest in the Operating Partnership ("OP Units") and the assumption of liabilities. As part of the REIT Conversion, Host Marriott proposes to merge into HMC Merger Corporation (to be renamed "Host Marriott Corporation"), a Maryland corporation ("Host REIT"), and thereafter continue and expand its full-service hotel ownership business. Host REIT expects to qualify as a REIT beginning with its first full taxable year commencing after the REIT Conversion is completed, which Host Marriott currently expects to be the year beginning January 1, 1999 (but which might not be until the year beginning January 1, 2000). Host REIT will be the sole general partner of the Operating Partnership.

     The Operating Partnership is proposing to acquire by merger (the "Merger") the Partnership. The Limited Partners in the Partnership have been given an opportunity to receive, on a tax-deferred basis, OP Units in the Operating Partnership in exchange for their current limited partnership interests. At any time prior to 5:00 p.m. on the fifteenth trading day following the effective date of the Merger, the Limited Partners can elect to exchange the OP Units received in connection with the Merger for either common stock of Host REIT or a 6.56% callable note due December 15, 2005 of the Operating Partnership. Exercise of either the election to receive common stock or a note would be a taxable transaction.

     Beginning one year after the Merger, Limited Partners who retain OP Units may exchange such OP Units for Host REIT common stock on a one-for-one basis (or their cash equivalent, as determined by Host REIT).

     On June 2, 1998, the Operating Partnership filed a Registration Statement on Form S-4 with the Securities and Exchange Commission. In October 1998, the Prospectus/Consent Solicitation Statement, which formed a part of such Registration Statement, was mailed to the Limited Partners who have until December 12, 1998 to vote on this Merger, unless extended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q include forward-looking statements including, without limitation, statements related to the proposed real estate investment trust ("REIT") conversion, the terms, structure and timing thereof, and the expected effects of the proposed REIT conversion and business and operating strategies in the future. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Certain of the transactions described herein are subject to certain consents of shareholders, lenders, debtholders and partners of Host Marriott and its affiliates and of other third parties and various other conditions and contingencies, and future results, performance and achievements will be affected by general economic, business and financing conditions, competition and government actions. The cautionary statements set forth in reports filed under the Securities Act of 1934 contained important factors with respect to such forward-looking statements, including:
(i) national and local economic and business conditions that will, among other things, affect demand for hotels and other properties, the level of rates and occupancy that can be achieved by such properties and the availability and terms of financing; (ii) the ability to maintain the properties in a first-class manner; (iii) the ability to compete effectively; (iv) the ability to obtain required consents of shareholders, lenders, debtholders, partners and ground lessors in connection with Host Marriott's proposed conversion to a REIT and to consummate all of the transactions constituting the REIT conversion; (v) changes in travel patterns, taxes and government regulations; (vi) governmental approvals, actions and initiatives; (vii) the effects of tax legislative action; and (viii) the timing of Host Marriott's election to be taxed as a REIT and the ability to satisfy complex rules in order to qualify for taxation as a REIT for federal income tax purposes and to operate effectively within the limitations imposed by these rules. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

During 1998, the Partnership adopted EITF 97-2 which requires that the Partnership include property-level revenues and operating costs and expenses in the statement of operations. The Partnership has given retroactive effect to the adoption of EITF 97-2 in the accompanying statement of operations.

Revenues. Revenues represent sales generated by the Partnership's hotel. Hotel revenues for the third quarter 1998 decreased 3.9%, or $680,000, to $16.7 million when compared to the third quarter 1997, primarily due to decreases in food and beverage sales of 12.8%, or $642,000, to $4.4 million. Hotel revenues for the thirty-six weeks ended September 11, 1998 decreased 4.1%, or $2.5 million, to $58.6 million, when compared to the same period in 1997 due to decreases in room sales of 1.9%, or $736,000, to $38.1 million and decreases in food and beverage sales of 8.9%, or $1.6 million, to $16.6 million when compared to the same period in 1997. The decrease in food and beverage sales is primarily due to lower occupancy levels at the Hotel in 1998 as compared to 1997.

Room sales increased for the third quarter 1998 due to a slight increase in REVPAR to $80 when compared to the third quarter 1997. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP, or generally accepted accounting principles, measure of revenue). For the third quarter 1998, average occupancy decreased two percentage points to 68% when compared to the third quarter 1997. The decrease in average occupancy was offset by a 3%, or $4, increase in average room rate to approximately $117 for the third quarter 1998 when compared to the third quarter 1997. For the thirty-six weeks ended September 11, 1998, rooms sales decreased due to a 1.9% decrease in REVPAR to $90. Average occupancy decreased four percentage points to 69% in the thirty-six weeks ended September 11, 1998 when compared to the thirty-six weeks ended September 12, 1997. The decrease in average occupancy was partially offset by a 4%, or $5, increase in average room rate to approximately $131 for the thirty-six weeks ended September 11, 1998 when compared to the thirty-six weeks ended September 12, 1997. The decrease in average occupancy is primarily due to a decrease in the number of city-wide conventions in 1998 when compared to 1997. The increase in average room rate is due to a shift in group mix to higher-rated group business.

Operating Costs and Expenses. For the third quarter of 1998, operating costs and expenses increased 0.9%, or $116,000, to $12.9 million when compared to the third quarter 1997. For the thirty-six weeks ended September 11, 1998, operating costs and expenses decreased 4.1%, or $1.8 million, to $42.0 million when compared to the thirty-six weeks ended September 12, 1997, primarily due to decreases in hotel property-level costs and expenses and incentive management fees. For the third quarter 1998 and the thirty-six weeks ended September 11, 1998, hotel property-level costs and expenses decreased 4.9%, or $529,000, to $10.2 million and 3.6%, or $1.2 million, to $33.1 million when compared to the same periods in 1997, primarily because of lower occupancy levels and lower sales at the Hotel. For the thirty-six weeks ended September 11, 1998, $72,000 of incentive management fees were earned as compared to $1.4 million for the thirty-six weeks ended September 12, 1997. Incentive management fees decreased due to an increase in Owner's Priority to the first $29.7 million of operating profit effective under the new management agreement. Thereafter, the Manager will receive 20% of the profit in excess of such figure. As a percentage of hotel revenues, operating costs and expenses represented 77.4% and 73.7% of revenues for the third quarters of 1998 and 1997, respectively, and 71.6% of revenues for the thirty-six weeks ended September 11, 1998 and September 12, 1997.

Operating Profit. As a result of the changes in revenues and expenses discussed above, operating profit decreased 17.5%, or $796,000, to $3.8 million for the third quarter 1998 and decreased 4.1%, or $707,000, to $16.7 million for the thirty-six weeks ended September 11, 1998 when compared to the same periods in 1997.

Interest Expense. Interest expense decreased 47.2%, or $2.8 million, to $3.2 million and 34.1%, or $5.7 million, to $11.1 million for third quarter 1998 and the thirty-six weeks ended September 11, 1998, respectively, when compared to the same periods in 1997. The decrease is primarily due to the refinancing of the mortgage debt on February 2, 1998. On that date, HMA obtained new 12-year first mortgage financing of $164 million which, together with $35 million from the additional $69 million capital contributed by the General Partner, was used to pay the $199 million maturing mortgage debt. The Mortgage Debt bears interest at a fixed rate of 7.4% and requires monthly principal and interest payments based on a 25-year amortization schedule. The prior mortgage debt bore interest at a fixed rate of 10.3%.

Net Income (Loss) Before Extraordinary Item. For the third quarter of 1998, the Partnership's net loss before extraordinary item improved $2.7 million over the third quarter 1997 to net income before extraordinary item of $1.6 million. For the thirty-six weeks ended September 11, 1998, net income before extraordinary item increased $5.5 million over the thirty-six weeks ended September 12, 1997 to $6.7 million. The increase is primarily due to decreases in incentive management fees and interest expense.

Extraordinary Item. Pursuant to the terms of the new management agreement, all unpaid incentive management fees accrued through December 31, 1997 amounting to $4.2 million were forgiven by the Manager. During the thirty-six weeks ended September 11, 1998, the Partnership recorded an extraordinary gain in conjunction with the write off.

Net Income (Loss). As a result of the items discussed above, the Partnership's net loss improved $2.7 million to net income of $1.6 million for the third quarters of 1998 and 1997. For the thirty-six weeks ended September 11, 1998 and September 12, 1997, net income increased $9.7 million to $10.8 million.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have been historically funded through loan agreements with independent financial institutions. As a result of the transactions associated with the Partnership Merger, including the $75 million equity infusion by the General Partner, and the successful refinancing of the Partnership's mortgage debt, the General Partner believes that the Partnership will have sufficient capital resources and liquidity to conduct its operations in the ordinary course of business.

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

      $10.1 million deferred maintenance and capital expenditure reserve--This reserve will be expended for capital expenditures for repairs to the facade of the Hotel as well as various renewals and replacements and site improvements. As of September 11, 1998, the reserve balance was $10.1 million.

      $7.5 million rooms refurbishment reserve--This reserve will be expended to refurbish the remaining 711 rooms and 16 suites at the Hotel which have not already been refurbished. As of September 11, 1998, the reserve balance was $3.1 million.

      $1.3 million tax and insurance reserve--This reserve will be used to pay real estate tax and insurance premiums for the Hotel. During the thirty-six weeks ended September 11, 1998, the Partnership transferred an additional $1.6 million into this reserve. Out of the total balance, approximately $2.0 million of property taxes have been paid.

In addition, during the thirty-six weeks ended September 11, 1998, HMA advanced an additional $2.6 million to the Manager for working capital needs and used the remaining cash to pay transaction costs associated with the refinancing.

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

Total cash used in operating activities was $2.0 million for the thirty-six weeks ended September 11, 1998 as compared to total cash provided by operations of $11.5 million for the thirty-six weeks ended September 12, 1997. The large decline is due primarily to the payment of accrued interest on the Partnership's debt in 1998. In addition, pursuant to the terms of the Mortgage Debt, the Partnership was required to establish with the lender a separate reserve account for payments of insurance premiums and real estate taxes for the mortgaged property as a result of the credit rating of Marriott International, Inc. Thus, the Partnership has transferred $2.9 million into the reserve through September 11, 1998. Out of the balance, approximately $2.0 million of property taxes have been paid. The reserve is included in restricted cash reserves in the accompanying condensed consolidated balance sheet.

Cash used in investing activities was $23.3 million and $3.2 million for the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively. The increase in cash used in investing activities is primarily due to an advance of $2.6 million to the Manager for working capital needs, $6.4 million of refurbishments to the Hotel, and the establishment of $17.6 million of capital expenditure reserves from the new mortgage debt financing discussed below. As of September 11, 1998, $4.4 million of the established capital expenditure reserves was spent on the rooms refurbishment and facade repair projects.

Total cash provided by financing activities was $11.8 million for the thirty-six weeks ended September 11, 1998 as compared to total cash used in financing activities of $7.2 million for the thirty-six weeks ended September 12, 1997, respectively. The decrease in cash used in financing activities is primarily the result of the restructuring and refinancing transactions. During 1998, the Partnership acquired new mortgage debt financing of $164 million and received the remaining $69 million of the $75 million equity infusion from the General Partner. These proceeds were used as follows: to repay the $199.0 million of mortgage debt; to repay $10.4 million of the debt service guarantee and related interest outstanding under the Host Marriott interest guarantee; to establish $22.5 million of reserves required by the lender, which includes the $17.6 million of capital expenditure reserves discussed above; and to pay financing costs of $3.0 million. The remaining $4.9 million of reserves includes $1.3 million to be utilized for the October 11, 1998 mortgage debt payment and $3.6 million reserved in the event the Partnership is unable to meet its current mortgage debt obligations. Additionally, the Partnership made a cash distribution in February 1998 to the Class A limited partners of $2.7 million, or $5,000 per limited partner unit, from 1997 operations.

The General Partner believes that cash from Hotel operations and the reserves established in conjunction with the refinancing will continue to meet the short and long-term operational needs of the Partnership.

Capital Expenditures

The Partnership is required to maintain the Hotel in good repair and condition. The new management agreement provides for the establishment of a property improvement fund to cover the cost of routine repairs and maintenance and renewals and replacements to the Hotel's property and equipment. Contributions to the fund are 5% of Hotel gross sales. Contributions to the property improvement fund were $2.9 million and $2.8 million for the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively.

In 1997, the Hotel completed a $7.0 million refurbishment of approximately half its guest rooms which included the replacement of the carpeting, bedspreads, upholstery, drapes and other similar items and also the dressers, chairs, beds and other furniture. The refurbishment of the remaining 711 rooms and 16 suites began in mid-1998. This portion of the refurbishment will be funded from a reserve which was established by the Partnership with the lender on February 2, 1998. The facade repair project which entails a repair of the entire facade of the building is underway. The project is expected to cost $9.0 million and will be funded by the Partnership from the $10.1 million deferred maintenance and capital expenditure reserve which was also established with the lender in conjunction with the refinancing on February 2, 1998. The project is expected to be completed by the spring of 2001.

The General Partner believes the property improvement fund and the capital reserves established in conjunction with the refinancing will be adequate for the future capital repairs and replacement needs of the Hotel.

YEAR 2000 ISSUE

The "Year 2000 Issue" has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of the Partnership's Year 2000 compliance program.

The Partnership processes its records on computer hardware and software systems maintained by Host Marriott, the parent company of the General Partner of the Partnership. Host Marriott has adopted a compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 Issue. Host Marriott's compliance program includes an assessment of Host Marriott's hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which the Partnership has a material relationship or whose systems are material to the operations of the Partnership's Hotel. Host Marriott's efforts to ensure that its computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems.

In-House Systems. Host Marriott has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable the Partnership to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of Host Marriott's in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms and Host Marriott has not delayed any systems projects due to the Year 2000 Issue. Host Marriott is in the process of engaging a third party to review its Year 2000 in-house compliance. Host Marriott believes that future costs associated with Year 2000 Issues for its in-house systems will be insignificant and will therefore not impact the Partnership's business, financial condition and results of operations. Host Marriott has not developed, and does not plan to develop, a separate contingency plan for its in-house systems due to their current Year 2000 compliance. However, Host Marriott does have detailed contingency plans for its in-house systems covering a variety of possible events, including natural disasters, interruption of utility service and similar events.

Third-Party Systems. The Partnership relies upon operational and accounting systems provided by third parties, primarily Marriott International, Inc., the Manager of its Hotel, to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the Manager of its Hotel, Host Marriott believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. Host Marriott does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to the Manager's centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Partnership's management agreement generally provides for these costs to be charged to the Partnership's Hotel. Host Marriott expects that the Manager will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore, its overall level of centralized charges allocated to the Hotel will not materially increase as a result of the Year 2000 compliance effort. Host Marriott believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at the Partnership's Hotel. Host Marriott will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance caused by a breach of the Manager's duties, the Partnership will have the right to seek recourse against the Manager under its third party management agreement. The management agreement generally does not specifically address the Year 2000 compliance issue. Therefore the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

Host Marriott will work with the third parties to ensure that appropriate contingency plans will be developed to address the most reasonably likely worst case Year 2000 scenarios, which may not have been identified fully. In particular, Host Marriott has had extensive discussions regarding the Year 2000 Issue with Marriott International, the Manager of the Hotel. Due to the significance of Marriott International to the Partnership's business, a detailed description of Marriott International's state of readiness follows.

Marriott International has adopted an eight-step process toward Year 2000 readiness, consisting of the following: (i) Awareness: fostering understanding of, and commitment to, the problem and its potential risks; (ii) Inventory: identifying and locating systems and technology components that may be affected;
(iii) Assessment: reviewing these components for Year 2000 compliance, and assessing the scope of Year 2000 issues; (iv) Planning: defining the technical solutions and labor and work plans necessary for each particular system; (v) Remediation/Replacement: completing the programming to renovate or replace the problem software or hardware; (vi) Testing and Compliance Validation: conducting testing, followed by independent validation by a separate internal verification team; (vii) Implementation: placing the corrected systems and technology back into the business environment; and (viii) Quality Assurance: utilizing a dedicated audit team to review and test significant projects for adherence to quality standards and program methodology.

Marriott International has grouped its systems and technology into three categories for purposes of Year 2000 compliance: (i) information resource applications and technology (IT Applications) -- enterprise-wide systems supported by Marriott International's centralized information technology organization ("IR"); (ii) Business-initiated Systems ("BIS") - systems that have been initiated by an individual business unit, and that are not supported by Marriott International's IR organization; and (iii) Building Systems - non-IT equipment at properties that use embedded computer chips, such as elevators, automated room key systems and HVAC equipment. Marriott International is prioritizing its efforts based on how severe an effect noncompliance would have on customer service, core business processes or revenues, and whether there are viable, non-automated fallback procedures (System Criticality).

Marriott International measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of the end of the 1998 third quarter, the awareness and inventory phases were complete for IT
Applications and nearly complete for BIS and Building Systems. For IT Applications, the Assessment, Planning and Remediation/Replacement phases were each over 80 percent complete, and Testing and Compliance Validation had been completed for a number of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Assessment and Planning were in the mid- to upper-range of completion, with a substantial amount of work in process, while the progress level for Remediation/Replacement and Testing and Compliance Validation had not yet been documented and quantified. Quality Assurance is also in progress for IT Applications and is scheduled to begin for BIS and Business Systems in the near future. Marriott International's goal is to substantially complete the Remediation/Replacement and Testing phases for its System Critical IT Applications by the end of 1998, with 1999 reserved for unplanned contingencies and for Compliance Validation and Quality Assurance. For System Critical BIS and Building Systems, the same level of completion is targeted for June 1999 and September 1999, respectively.

Marriott International has initiated Year 2000 compliance communications with its significant third party suppliers, vendors and business partners, including its franchisees. Marriott International is focusing its efforts on the business interfaces most critical to its customer service and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group.

Marriott International is also establishing a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes a guidance protocol for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. Marriott International is also utilizing a Year 2000 best-practices sharing system.

Risks. There can be no assurance that Year 2000 remediation by the Partnership or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Partnership, its business and its financial condition. The Partnership cannot predict the actual effects to it of the Year 2000 Issue, which depends on numerous uncertainties such as: (i) whether significant third parties properly and timely address the Year 2000 Issue; and (ii) whether broad-based or systemic economic failures may occur. Host Marriott is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or distortion of hotel reservations made on a centralized reservation system and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 Issue and the Partnership's dependence on third parties, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership. Host Marriott's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 Issue and Host Marriott believes that the possibility of significant interruptions of normal operations should be reduced.

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

On December 12, 1997, Hiram and Ruth Sturm, limited partners in Atlanta Marriott Marquis Limited Partnership ("AMMLP"), filed a class-action lawsuit, styled Hiram and Ruth Sturm v. Marriott Marquis Corporation, et al., Case No. 97-CV-3706, in the U.S. District Court for the Northern District of Georgia against Marriott Marquis Corporation ("MMC"), its directors, and Host Marriott, regarding the merger of AMMLP into a new partnership (the "Partnership Merger"), Atlanta Marriott Marquis Limited Partnership II ("AMMLP-II"). MMC, formerly the general partner of AMMLP, is the sole general partner of AMMLP-II. AMMLP-II owns an 80% interest in Ivy Street Hotel Limited Partnership ("Ivy"), a Georgia limited partnership. The other general and limited partners of Ivy are not affiliated with Host Marriott. A wholly-owned bankruptcy remote subsidiary of Ivy owns the Atlanta Marriott Marquis Hotel.

The Sturms allege, among other things, that the defendants misled the limited partners in order to induce them to approve the Partnership Merger, violated securities regulations by filing a prospectus with the SEC that contained false statements, violated Federal roll-up regulations and Sections 14 and 20 of the Exchange Act, breached their fiduciary duties, and breached the partnership agreement. The plaintiffs sought to enjoin, or in the alternative rescind, the Partnership Merger and damages. Howard H. Poorvu, another limited partner of AMMLP, filed a similar and separate lawsuit, styled Howard H. Poorvu v. Marriott Marquis Corporation, et al., Civil Action No. 16095-NC, on December 19, 1997, in Delaware State Chancery Court. The Partnership Merger took place on December 31, 1997, and the refinancing of the first mortgage debt closed on January 10, 1998. The defendants filed answers to the Delaware complaint on January 16, 1998, and moved to dismiss the Georgia complaint on March 6, 1998. Although AMMLP and AMMLP-II have not been named as defendants in the lawsuits, their partnership agreements include an indemnity provision which requires them, under certain circumstances, to indemnify the general partners against losses, expenses and fees.

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc. ("Marriott International"), Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership and Atlanta Marriott Marquis Limited Partnership (collectively, the "Seven Partnerships"). The plaintiffs allege that the Defendants conspired to sell hotels to the Seven Partnerships for inflated prices and that they charged the Seven Partnerships excessive management fees to operate the Seven Partnerships' hotels. The plaintiffs further allege, among other things, that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Seven Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. They have filed an answer to the plaintiffs' petition and asserted a number of defenses. Although the Seven Partnerships have not been named as Defendants in the lawsuit, the partnership agreements relating to the Seven Partnerships include an indemnity provision which requires the Seven Partnerships, under certain circumstances, to indemnify the general partners against losses, expenses and fees.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits - None.

b.     Reports on Form 8-K

       A Form 8-K was filed with the Securities and Exchange Commission on September 16, 1998. This filing, Item 5 -- Other Events, discloses that the General Partner sent the limited partners of the Partnership a letter to inform them that September 18, 1998 will be the record date for voting in the forthcoming consent solicitation. Those limited partners whose ownership is reflected on the records of the General Partner as of September 18, 1998 will be eligible to vote on the merger and proposed amendments. A copy of the letter was included as an Item 7 -- Exhibit in this Form 8-K filing.

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


                                             ATLANTA MARRIOTT MARQUIS II
                                             LIMITED PARTNERSHIP

                                             By:    MARRIOTT MARQUIS CORPORATION
                                                    General Partner



October 26, 1998                    By:      /s/ Earla L. Stowe
                                             ------------------
                                             Earla L. Stowe
                                             Vice President and
                                             Chief Accounting Officer